Form 10-Q
period 2015-06-30
Flexion Therapeutics Inc
filed 2015-08-06
CIK 1419600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 4, 2015, the registrant had 21,500,876 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Flexion Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$28,339,513	$103,097,522
Marketable securities	99,035,387	48,527,156
Accounts receivable	199,593	—
Prepaid expenses and other current assets	1,220,589	502,314

Total current assets	128,795,082	152,126,992
Property and equipment, net	2,888,852	1,109,391
Other assets	—	12,375
Restricted cash	104,000	128,000

Total assets	$131,787,934	$153,376,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,283,003	$1,584,822
Accrued expenses and other current liabilities	4,831,836	3,213,704
Current portion of long-term debt	—	2,000,000

Total current liabilities	6,114,839	6,798,526
Long-term debt	—	1,593,333
Other long-term liabilities	13,459	43,008

Total liabilities	6,128,298	8,434,867

Commitments and contingencies
Preferred Stock, $.001 par value; 10,000,000 shares authorized at June 30, 2015 and December 31, 2014 and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 21,500,876 and 21,440,058 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	21,501	21,440
Additional paid-in capital	240,731,524	238,402,514
Accumulated other comprehensive income	(6,449)	(5,240)
Accumulated deficit	(115,086,940)	(93,476,823)

Total stockholders’ equity	125,659,636	144,941,891

Total liabilities and stockholders’ equity	$131,787,934	$153,376,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	9,640,017	3,614,593	15,895,128	7,765,440
General and administrative	2,903,802	2,234,232	5,663,634	4,518,145

Total operating expenses	12,543,819	5,848,825	21,558,762	12,283,585

Loss from operations	(12,543,819)	(5,848,825)	(21,558,762)	(12,283,585)

Other income (expense):
Interest income	439,959	134,644	608,322	165,402
Interest expense	—	(106,037)	(203,468)	(217,704)
Other income (expense), net	(332,734)	(110,384)	(456,209)	(136,959)

Total other income (expense)	107,225	(81,777)	(51,355)	(189,261)

Net loss	(12,436,594)	(5,930,602)	$(21,610,117)	$(12,472,846)

Net loss per share basic and diluted	(0.58)	(0.38)	$(1.01)	$(1.07)

Weighted average common shares outstanding, basic and diluted	21,474,763	15,619,151	21,463,096	11,670,281

Other comprehensive (loss) income:
Unrealized gains from available-for-sale securities, net of tax of $0	(21,644)	2,380	(1,209)	3,250

Total other comprehensive (loss) income	(21,644)	2,380	(1,209)	3,250

Comprehensive loss	(12,458,238)	$(5,928,222)	$(21,611,326)	$(12,469,596)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(21,610,117)	$(12,472,846)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	82,425	53,045
Stock-based compensation expense	1,978,109	1,094,304
Amortization of premium (discount) on marketable securities	434,849	99,549
Other non-cash charges	12,375	8,250
Changes in operating assets and liabilities:
Accounts receivable	(199,593)	—
Prepaid expenses, other current and long-term assets	(718,275)	(502,105)
Accounts payable	(196,238)	891
Accrued expenses and other current and long-term liabilities	1,272,657	(542,211)
Other	(93,333)	—

Net cash used in operating activities	(19,037,141)	(12,261,123)

Cash flows from investing activities
Purchases of property and equipment	(1,426,892)	(61,613)
Change in restricted cash	24,000	—
Purchases of marketable securities	(99,477,274)	(62,182,860)
Sale and redemption of marketable securities	48,532,984	2,360,000

Net cash used in investing activities	(52,347,182)	(59,884,473)

Cash flows from financing activities
Payment of public offering costs	(224,648)	(1,282,785)
Payments on debt	(3,500,000)	(500,000)
Proceeds from the issuance of common stock	—	69,517,500
Proceeds from the exercise of stock options	213,428	237,997
Proceeds from Employee Stock Purchase Plan	137,534	—

Net cash (used in) provided by financing activities	(3,373,686)	67,972,712

Net decrease in cash and cash equivalents	(74,758,009)	(4,172,884)
Cash and cash equivalents at beginning of period	103,097,522	16,188,254

Cash and cash equivalents at end of period	$28,339,513	$12,015,370

Supplemental disclosures of cash flow information:
Cash paid for interest	$292,037	$198,815
Supplemental disclosures of non-cash financing activities:
Conversion of convertible preferred stock into common stock	$—	$74,806,213
Purchases of property and equipment in accounts payable and accrued	$487,005	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Notes to Financial Statements (Unaudited)

1.	Overview and Nature of the Business

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (‘GAAP”) for consolidated financial information including the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2015.

The information presented in the condensed consolidated financial statements and related notes as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, is unaudited. The December 31, 2014 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or any future period.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of June 30, 2015 and December 31, 2014, the Company had cash and cash equivalents and marketable securities of $127,374,900 and $151,624,678, respectively. Management believes that current cash, cash equivalents and marketable securities on hand at June 30, 2015 should be sufficient to fund operations for at least the next twelve months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s product candidates in order to generate future revenue streams.

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Securities Corporation, Inc. The Company has eliminated all intercompany transactions for the three and six months ended June 30, 2015 and the year ended December 31, 2014, the year Flexion Securities Corporation, Inc. was established.

U.S. Government Grant

The Company performs research and development for a U.S. Government agency under a cost reimbursable grant for clinical development of FX006. The related costs incurred under the grant are included in research and development expense in the statements of operations. The Company is reimbursed and offsets research and development expenses in the statement of operations when invoices for allowable costs are prepared and submitted to the U.S. Government agency. Payments under cost reimbursable grants with agencies of the U.S. Government are provisional payments subject to adjustment upon audit by the U.S. government. When the final determination of the allowable costs for any year has been made, research and development expenses may be adjusted accordingly. The grant also provides the U.S. government agency the ability to terminate the grant for various reasons, including if the Company fails to meet its obligations as set forth in the grant.

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

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Costs of major additions and improvements are capitalized and depreciated on a straight-line basis over their useful lives. Repairs and maintenance costs are expensed as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Construction-in-progress, which represents direct costs related to the construction of manufacturing equipment, is not depreciated until the asset is completed and placed into service.

3.	Fair Value of Financial Assets

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30 , 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$26,033,512	$—	$26,033,512
Marketable securities	—	99,035,387	—	99,035,387

	$—	$125,068,899	$—	$125,068,899

	Fair Value Measurements as of December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$101,687,995	$—	$101,687,995
Marketable securities	—	48,527,156	—	48,527,156

	$—	$150,215,151	$—	$150,215,151

As of June 30, 2015 and December 31, 2014, the Company’s cash equivalents and marketable securities that were invested primarily in U.S. treasury bills, corporate bonds, money market funds, commercial paper and U.S. Government agency holdings were valued based primarily on Level 2 inputs. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the six months ended June 30, 2015 and year ended December 31, 2014, there were no transfers between Level 1, Level 2 and Level 3.

The carrying values of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

4.	Marketable Securities

As of June 30, 2015 and December 31, 2014, the fair value of available-for-sale marketable securities by type of security was as follows:

	June 30 , 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$23,732,634	$16,471	$—	$23,749,105
U.S. Government obligations	72,329,894	2,005	(25,100)	72,306,799
Corporate bonds	2,979,308	214	(39)	2,979,483

	$99,041,836	$18,690	$(25,139)	$99,035,387

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$8,991,820	$7,570	$—	$8,999,390
U.S. Government obligations	28,300,921	181	(5,101)	28,296,001
Corporate bonds	11,239,655	2	(7,892)	11,231,765

	$48,532,396	$7,753	$(12,993)	$48,527,156

At June 30, 2015 and December 31, 2014, marketable securities consisted of investments that mature within twelve months.

5.	Property and Equipment

Property and equipment as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Computer and office equipment	$300,131	$229,980
Manufacturing equipment	153,140	153,140
Furniture and fixtures	181,366	181,366
Software	121,301	77,454
Leasehold improvements	134,573	134,573
Construction—in progress	2,349,205	601,317

	3,239,716	1,377,830
Less: Accumulated depreciation	(350,864)	(268,439)

Total property and equipment, net	$2,888,852	$1,109,391

Depreciation expense for the six months ended June 30, 2015 and 2014, was $82,425 and $53,045, respectively. During the six months ended June 30, 2015 and 2014, there were no disposals of property and equipment.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Clinical research	$1,898,625	$1,035,510
Contract manufacturing services	1,315,305	294,900
Payroll and other employee-related expenses	1,081,125	1,172,978
Preclinical services	54,500	119,500
Consultant fees and expenses	135,000	26,900
Professional services fees	285,500	439,874
Interest expense	—	24,111
Other	61,781	99,931

Total accrued expenses and other current liabilities	$4,831,836	$3,213,704

7.	Stock-Based Compensation

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to the IPO, the Company was a private company and therefore lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of its publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the six months ended June 30, 2015 and 2014 are as follows:

	Six months ended June 30,
	2015	2014
Risk-free interest rates	1.49-1.92%	1.54-1.99%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.0	6.0
Expected volatility	76.4-81.4%	61.9-66.9%

The following table summarizes stock option activity for the six months ended June 30, 2015:

	Shares Issuable Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2014	1,289,082	$10.26
Granted	555,750	22.81
Exercised	(49,851)	4.30
Canceled	(71,886)	16.19

Outstanding as of June 30, 2015	1,723,095	$14.23

Options vested and expected to vest at June 30, 2015	1,470,834

Options exercisable at June 30, 2015	616,940

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. A total of 49,851 options were exercised during the six months ended June 30, 2015. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2015 was $850,611.

At June 30, 2015 and 2014 the Company had options for the purchase of 1,723,095 and 1,201,740 shares of common stock outstanding, respectively, with a weighted average remaining contractual term of 8.3, and 8.5 years, respectively, and with a weighted average exercise price of $14.23 and $9.86 per share, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2015 and 2014 was $15.67 and $10.31, respectively.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options for the three and six months ended June 30, 2015 and 2014 as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Research and development	$287,398	$182,279	$609,147	$295,797
General and administrative	682,461	475,529	1,368,962	798,507

	$969,859	$657,808	$1,978,109	$1,094,304

As of June 30, 2015, unrecognized stock-based compensation expense for stock options outstanding was $13,912,389, which is expected to be recognized over a weighted average period of 2.9 years. As of June 30, 2014, unrecognized stock-based compensation expense for stock options outstanding was $7,673,376, which was expected to be recognized over a weighted average period of 2.9 years.

8.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(12,436,594)	$(5,930,602)	$(21,610,117)	$(12,472,846)

Net loss:	$(12,436,594)	$(5,930,602)	$(21,610,117)	$(12,472,846)

Denominator:
Weighted average common shares outstanding, basic and diluted	21,474,763	15,619,151	21,463,096	11,670,281

Net loss per share, basic and diluted	$(0.58)	$(0.38)	$(1.01)	$(1.07)

Stock options for the purchase of 1,669,833 and 1,208,919 weighted average shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended June 30, 2015 and 2014, respectively, and 1,628,669 and 1,076,923 weighted average shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the six months ended June 30, 2015 and 2014, respectively. These options were excluded from the computations because the options had an anti-dilutive impact due to the net loss incurred for those periods.

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

Prior to the debt repayment, the term loan outstanding under the Company’s credit and security agreement with MidCap was reported at its carrying value in the accompanying balance sheet. The Company determined the fair value of the term loan using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The term loan was valued using Level 2 inputs as of December 31, 2014. The result of the calculation yielded a fair value that approximated carrying value.

10.	Subsequent Events

Lease Amendment

On July 13, 2015 the Company entered into a first amendment to its existing lease for approximately 4,700 square feet of additional office space (the “Additional Space”) in Burlington Massachusetts as well as approximately 6,700 square feet of temporary space to be leased prior to the delivery of the Additional Space (which is anticipated to be delivered on May 1, 2016). The amendment extends the term of the original lease through October 31, 2019, contiguous with the Additional Space, and also provides the Company with an option to lease an additional 5,400 square feet of office space (the “Option Space”). In addition, the Company has the option to extend the term of a portion or the entire lease space for one additional three-year period. The Company may also terminate the amendment for convenience with nine months’ notice upon the occurrence of certain events connected to its clinical stage programs. The total cash obligation for the base rent through the lease termination date for the office space committed to under the original lease, and the amendment is approximately $2,500,000 and, if the Company elects to exercise its rights to the further expand into the Option Space, it would owe an additional $601,000 through the lease termination date. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes.

Manufacturing and Supply Agreement with Patheon U.K. Limited

On July 31, 2015, the Company and Patheon U.K. Limited (“Patheon”) entered into a Manufacturing and Supply Agreement (the “Manufacturing Agreement”) and Technical Transfer and Service Agreement (the “Technical Transfer Agreement”) for the manufacture of FX006, the Company’s lead program, which is an intra-articular (IA) sustained-release steroid for the treatment of osteoarthritis.

Patheon has agreed in the Technical Transfer Agreement to undertake certain technical transfer activities and construction services needed to prepare Patheon’s Swindon, United Kingdom facility for the commercial manufacture of FX006 in dedicated manufacturing suites. The Company will provide Patheon with certain equipment and materials necessary to manufacture FX006 and it will pay Patheon a monthly fee for such activities and reimburse Patheon for certain material, equipment and miscellaneous expenses and additional services.

The initial term of the Manufacturing Agreement is 10 years from FDA approval of the Patheon manufacturing suites for FX006. The Company will pay a monthly base fee to Patheon for the operation of the manufacturing suites and a per product fee for each vial of FX006 produced by Patheon. The Company will also reimburse Patheon for purchases of materials and equipment made on its behalf, certain nominal expenses and additional services.

The Company will file copies of the Agreements as exhibits to our Quarterly Report on Form 10-Q for the quarter ending September 30, 2015.

Long-term Debt

On August 4, 2015, the Company entered into a credit and security agreement with MidCap Financial Trust, as agent, MidCap Financial Funding XIII Trust and Silicon Valley Bank, as agent, (the “Lenders”), to borrow up to $30 million in term loans. The Company concurrently borrowed $15.0 million under an intial term loan. The remaining $15.0 million under the facility may be drawn down in the form of a second term loan at the Company’s option through September 2016, subject to the Company’s receipt of positive Phase 3 data meeting primary endpoints which is sufficient to file and NDA for FX006, as well as other customary conditions for funding.

Borrowings under the credit facility accrue interest monthly at a fixed interest rate of 6.25 % per annum. Following an interest-only period, principal will be due in 36 equal monthly installments commencing March 1, 2017 and ending February 1, 2020 (the “maturity date”). Upon the maturity date, the Company will be obligated to pay a final payment equal to 9% of the total principal amounts borrowed under the facility. The Company may elect to prepay all amounts under the facility prior to the maturity date, subject to a prepayment fee equal to 3% of the amount prepaid if the prepayment occurs prior to the first anniversary of the closing date, 2% if the prepayment occurs on or after the first anniversary and prior to the second anniversary of the closing date, 1% if the prepayment occurs on or after the second anniversary and prior the third anniversary of the closing date, and 0% thereafter.

The Company granted the Lenders a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed under the credit facility. The Company also agreed not to encumber any of its intellectual property without the Lenders’ prior written consent.

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

Forward-Looking Statements

This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, including without limitation those set forth under “Risk Factors” in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of novel, injectable pain therapies. We are developing anti-inflammatory and analgesic therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, a type of degenerative arthritis, referred to as OA. Our broad and diversified portfolio of product candidates addresses the OA pain treatment spectrum, from moderate to severe pain, and provides us with multiple opportunities to achieve our goal of commercializing novel, patient-focused pain therapies. Our pipeline consists of three proprietary product candidates: FX006, a sustained-release, intra-articular, or IA, steroid; FX007, a TrkA receptor antagonist for the post-operative pain setting; and FX005, a sustained-release IA p38 MAP kinase inhibitor. We retain the exclusive worldwide rights to our product candidates.

We were incorporated in Delaware in November 2007, and to date we have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials with our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From our inception through June 30, 2015, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and, to a lesser extent, debt financing. From our inception through June 30, 2015, we have raised $244.4 million from such transactions, including from our initial and follow-on public offerings. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

Product Candidates and Recent Developments

A current summary of our significant research and development programs and recent developments with respect to our related product candidates follows:

Product Candidate	Development Phase	Indication
FX006 Intra-articular injectable steroid	Phase 2b/Phase 3	OA of the knee

FX007 TrkA receptor antagonist	Preclinical	Post-operative pain

FX005 Intra-articular p38 MAP kinase inhibitor	Phase 2a	End-Stage OA pain

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

OA is a type of degenerative arthritis that is caused by the progressive breakdown and eventual loss of cartilage in one or more joints. Arthritis is the most common cause of disability in the United States and OA is the most common joint disease, affecting 27 million Americans, with numbers expected to grow as a result of aging, obesity and sports injuries. Recent data suggest that OA accounts for over $185 billion of annual healthcare expenditures in the United States, which does not include loss of productivity costs. We estimate that by 2030, 45 million people will have OA, and that approximately 24 million of those people will have knee OA. OA commonly affects large weight-bearing joints like the knees and hips, but also occurs in the shoulders, hands, feet and spine. Patients with OA suffer from joint pain, tenderness, stiffness and limited movement. As the disease progresses, it becomes increasingly painful and debilitating, culminating, in many cases, in the need for total joint arthroplasty, or TJA. According to IMS Health, each year approximately ten million patients in the United States receive IA steroid injection treatments in the knee, hip, shoulder, hand and foot. Our clinical trials to date have treated patients with knee OA, which represents the most common joint treated with IA therapies for OA. In 2012, the number of patients that received steroid injections in the knee, the most commonly injected OA joint, increased approximately 12.0% to 3 million patients. We estimate that approximately 1.6 million patients received knee injections of hyaluronic, or HA, in 2014. Sales of HA in the United States in 2014 were approximately $750 million, with a cost to the patient per treatment ranging from $500 to $1000. Worldwide, HA sales were approximately $1.6 billion as of 2014, however, recent negative guidance from specialty societies questioning the overall effectiveness of HA therapy (e.g. the American Academy of Orthopedic Surgeons (AAOS), and the Osteoarthritis Research Society International (OARSI) we believe has put downward pressure on HA sales. We believe that FX006 has the potential to be a superior front line injectable treatment for OA pain management compared to existing therapies by providing safe, more effective and sustained pain relief to patients. We believe the following attributes make FX006 an attractive development candidate:

•	A potential first-in-class injectable, IA, sustained-release treatment for patients with moderate to severe OA pain that to date has demonstrated in clinical trials:

•	clinically meaningful and significantly better pain relief;

•	persistent therapeutic concentrations of drug in the joint and durable efficacy;

•	an attractive safety profile with limited systemic exposures and the potential for fewer side effects;

•	Amongst the largest analgesic effects seen in OA clinical trials;

•	Strong proprietary position through a combination of patents, trade secrets and proprietary know-how, as well as eligibility for marketing exclusivity;

•	Well-defined Section 505(b)(2) of the Federal Food Drug and Cosmetic Act, or FDCA, regulatory pathway seeking approval for a novel formulation of the same dose of the already approved immediate-release steroid used by orthopedists and rheumatologists;

•	Potential for pharmacoeconomic benefits due to superior efficacy and durability and the potential to delay costly and invasive total joint replacement, also referred to as total joint arthroplasty, or TJA.

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

We are conducting a pivotal Phase 2b clinical trial of FX006 and expect to report topline data for the trial in September 2015. In 2014, the FDA informed us that it will consider our on-going pivotal Phase 2b trial as one of two pivotal efficacy trials required for registration of a single-dose administration of FX006. In addition, the FDA informed us that a second placebo-controlled pivotal trial would be sufficient to support the filing of an NDA for single-dose administration of FX006 and that data from a repeat-dose safety trial would not be required. In February 2015, we initiated the second required pivotal trial for FX006, a placebo-controlled Phase 3 trial and in July 2015 we completed patient enrollment in this trial. We expect to report topline data from the trial in the first quarter of 2016. We expect to develop and file repeat-dose safety data in a supplemental NDA after an approval and launch of FX006 for single-dose administration.

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

FX007—For Post-Operative Pain

FX007 is a small molecule TrkA receptor antagonist that is in development for the persistent relief of post-operative pain. TrkA is the receptor for nerve growth factor, commonly known as NGF, a small peptide that is released following tissue injury. NGF binds to TrkA on the surface of pain sensing neurons and renders these cells more responsive to external stimuli. In clinical trials of Pfizer’s monoclonal antibody, tanezumab, systemic blockade of NGF demonstrated marked analgesia in a variety of painful conditions. Additionally, human genetic studies demonstrated that patients with a mutation in the TrkA gene have congenital insensitivity to pain. These data indicate that interruption of the NGF-TrkA pathway produces a profound analgesic effect, and in preclinical pharmacology experiments, FX007 has demonstrated both high affinity for the TrkA receptor and analgesic effects in OA and post-operative pain. However, systemic and persistent blockade of NGF with monoclonal antibodies has been associated with rapidly progressive OA requiring TJA. FX007 is being developed for acute, local administration, which has the potential to avoid side effects associated with chronic systemic use.

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

Operating Expenses

The majority of our operating expenses to date have been related to the development of our product candidates FX006, FX007 and FX005.

Research and Development Expenses

Since our inception, we have focused our resources on our development activities, including: preclinical studies and clinical trials and chemistry manufacturing and controls, or CMC. Our development expenses consist primarily of:

•	expenses incurred under agreements with consultants, contract research organizations, or CROs, and investigative sites that conduct our preclinical studies and clinical trials;

•	costs of acquiring, developing and manufacturing clinical trial materials, as well as scale-up for potential commercial supply;

•	personnel costs, including salaries, benefits, stock-based compensation and travel expenses for employees engaged in scientific research and development functions;

•	costs related to compliance with regulatory requirements;

•	expenses related to the in-license of certain technologies from pharmaceutical companies; and

•	allocated expenses for rent and maintenance of facilities, insurance and other general overhead.

We expense research and development costs as incurred. Our direct research and development expenses consist primarily of external-based costs, such as fees paid to investigators, consultants, investigative sites, CROs and companies that manufacture our clinical trial materials and anticipated future commercial supplies, and are tracked on a program-by-program basis. We do not allocate personnel costs, facilities or other indirect expenses to specific research and development programs. These indirect expenses are included within the amounts designated as “Personnel and other costs” in the table below.

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct research and development expenses by program:
FX006	$6,750,262	$2,143,545	$10,262,578	$4,953,905
FX007	163,994	194,826	280,100	423,800
FX005	20,000	5,342	163,156	76,503

Total direct research and development expenses	6,934,256	2,343,713	10,705,834	5,454,208
Personnel and other costs	2,705,761	1,270,880	5,189,294	2,311,232

Total research and development expenses	$9,640,017	$3,614,593	$15,895,128	$7,765,440

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

Our research and development expenses are expected to increase in the foreseeable future. Specifically, our costs associated with FX006 will increase as we conduct our pivotal Phase 2b and Phase 3 clinical trials, further the manufacturing process in anticipation of validation and commercialization, including the costs for the build-out of the portion of the dedicated manfucturing facility with our contract manufacturer, Patheon UK Limited, make initial investments for commercial product supply, and otherwise advance our FX006 development program. We cannot determine with certainty the duration of and completion costs associated with future clinical trials of FX006. The duration, costs and timing associated with the development and commercialization of FX006 and our other product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials and our ability to obtain regulatory approval. As it relates to FX005 and FX007, we will decide which development programs to pursue and how much funding to direct to each program on an ongoing basis in response to preclinical and clinical success of each product candidate, as well as ongoing assessments of the commercial potential of each product candidate. As a result of these uncertainties, we are currently unable to estimate with any precision our future research and development expenses for any product candidate, when or if we will achieve regulatory approval, generate revenue from sales of any product candidate or achieve a positive cash flow position.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, related benefits, travel expenses and stock-based compensation of our executive, finance, business development, commercial, information technology, legal and human resources functions. Other general and administrative expenses include an allocation of facility-related costs, patent filing expenses, and professional fees for legal, consulting, auditing and tax services.

We anticipate that our general and administrative expenses will increase in the future as we continue to build our corporate and commercial infrastructure to support the continued development of our product candidates. Additionally, we anticipate increased expenses related to the audit, legal, regulatory, investor relations and tax-related services associated with maintaining compliance with the Securities and Exchange Commission and Nasdaq requirements, director and officer insurance premiums and other costs associated with operating as a publicly-traded company.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2015 except for the introduction of accounting for the U.S. Government agency grant.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2015 and 2014

The following tables summarize our results of operations for the three and six months ended June 30, 2015 and 2014 (certain items may not sum correctly due to rounding):

	Three Months Ended June 30,
	2015	2014	Change	% Increase/ (Decrease)
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	9,640,017	3,614,593	6,025,424	166.7%
General and administrative	2,903,802	2,234,232	669,570	30.0%

Total operating expenses	12,543,819	5,848,825	6,694,994	114.5%

Loss from operations	(12,543,819)	(5,848,825)	6,694,994	114.5%

Other income (expense):
Interest income	439,959	134,644	305,315	226.8%
Interest expense	—	(106,037)	106,037	(100.0)%
Other expense	(332,734)	(110,384)	(222,350)	201.4%

Total other income (expense)	107,225	(81,777)	189,002	231.1%

Net loss	$(12,436,594)	$(5,930,602)	$(6,505,992)	109.7%

	Six Months Ended June 30,
	2015	2014	Change	% Increase/ (Decrease)
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	15,895,128	7,765,440	8,129,688	104.7%
General and administrative	5,663,634	4,518,145	1,145,489	25.4%

Total operating expenses	21,558,762	12,283,585	9,275,177	75.5%

Loss from operations	(21,558,762)	(12,283,585)	9,275,177	75.5%

Other income (expense):
Interest income	608,322	165,402	442,920	267.8%
Interest expense	(203,468)	(217,704)	14,236	(6.5)%
Other expense	(456,209)	(136,959)	(319,250)	233.1%

Total other income (expense)	(51,355)	(189,261)	137,906	(72.9)%

Net loss	$(21,610,117)	$(12,472,846)	$9,137,271	73.3%

Research and Development Expenses

	Three Months Ended June 30,
	2015	2014	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
FX006	$6,750,262	$2,143,545	$4,606,717	214.9%
FX007	163,994	194,826	(30,832)	(15.8)%
FX005	20,000	5,342	14,658	274.4%

Total direct research and development expenses	6,934,256	2,343,713	4,590,543	195.9%
Personnel and other costs	2,705,761	1,270,880	1,434,881	112.9%

Total research and development expenses	$9,640,017	$3,614,593	$6,025,424	166.7%

	Six Months Ended June 30,
	2015	2014	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
FX006	$10,262,578	$4,953,905	$5,308,673	107.2%
FX007	280,100	423,800	(143,700)	(33.9%)
FX005	163,156	76,503	86,653	113.3%

Total direct research and development expenses	10,705,834	5,454,208	5,251,626	96.3%
Personnel and other costs	5,189,294	2,311,232	2,878,062	124.5%

Total research and development expenses	$15,895,128	$7,765,440	$8,129,688	104.7%

Research and development expenses were $9.6 million and $3.6 million for the three months ended June 30, 2015 and 2014, respectively. The increase in research and development expenses year over year of $6.0 million was primarily due to $4.6 million in FX006 program expenses related to the pivotal Phase 2b and Phase 3 clinical trials and manufacturing expenses related to clinical trial supplies. Additionally, there was an increase of $1.4 million in personnel and other costs primarily related to employee related costs for additional headcount and stock compensation expense.

Research and development expenses were $15.9 million and $7.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase in research and development expenses year over year of $8.1 million was primarily due to $5.7 million in FX006 program expenses related to the pivotal Phase 2b clinical trial, the preparation and initiation of the Phase 3 trial, and manufacturing expenses related to clinical trial supplies. These costs were partially offset by $0.4 million in reimbursements due in connection with the U.S. Department of Defense grant and a decrease of $0.1 million in FX007 program expenses. Additionally, there was an increase of $2.9 million in personnel and other costs primarily related to employee related costs for additional headcount, stock compensation expense and consulting costs.

General and Administrative Expenses

General and administrative expenses were $2.9 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses of $0.7 million was primarily due to salary and related costs associated with additional headcount and stock compensation expense.

General and administrative expenses were $5.7 million and $4.5 million for the six months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses of $1.2 million was primarily due to salary and related costs associated with additional headcount and stock compensation expense.

Other Income (Expense)

Interest income was $0.4 and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.6 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. The increase in interest income is primarily due to a larger average investment balance during the first half of 2015. Interest expense was $0 and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.2 million for the six months ended June 30, 2015 and 2014. The decrease in interest expenses for the three months ended June 30, 2015 was primarily due to the payment of our debt with MidCap during the first quarter of 2015.

Liquidity and Capital Resources

To date, we have not generated any revenue and have incurred losses since our inception in 2007. As of June 30, 2015, we had an accumulated deficit of $115.1 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through June 30, 2015, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and, to a lesser extent, debt financing. From our inception through June 30, 2015, we have raised $244.4 million from such transactions, including amounts from our initial and follow-on public offerings during 2014. As of June 30, 2015, we had cash and cash equivalents of $28.3 million and marketable securities of $99.0 million.

Based on our current operating plan we anticipate that our existing cash, cash equivalents and marketable securities will fund our operations for at least the next twelve months. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

The following table shows a summary of our cash flows for each of the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Cash flows used in operating activities	$(19,037,141)	$(12,261,123)
Cash flows used in investing activities	(52,347,182)	(59,884,473)
Cash flows (used in) provided by financing activities	(3,373,686)	67,972,712

Net decrease in cash and cash equivalents	$(74,758,009)	$(4,172,884)

Net Cash Used in Operating Activities

Operating activities used $19.0 million of cash in the six months ended June 30, 2015. The cash flow used in operating activities resulted primarily from our net loss of $21.6 million for the period and cash used for changes in our operating assets, offset by non-cash charges of $2.5 million. Net cash used for changes in our operating assets and liabilities consisted primarily of a $0.7 million increase in our prepaid expenses and other current assets due primarily to insurance costs, an increase in accounts receivable of $0.2 million and a decrease in our accounts payable of $0.2 million. These changes were partially offset by an increase in accrued expenses and other current liabilities of $1.3 million, due to a decrease in vendor invoices received and processed to accounts payable prior to June 30, 2015, as compared to the previous year. Our non-cash charges consisted primarily of $2.0 million of stock-based compensation expense and $0.5 million in depreciation expense and amortization and accretion related to our investments.

Operating activities used $12.3 million of cash in the six months ended June 30, 2014. The cash flow used in operating activities resulted primarily from our net loss of $12.5 million and net cash used for changes in our operating assets and liabilities of $1.1 million, offset in part by non-cash charges of $1.3 million. Net cash used for changes in our operating assets and liabilities consisted primarily of a $0.5 million decrease in our accrued expenses and other current liabilities, as well as, a $0.5 million increase in prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities was primarily attributable to the decrease in expenses related to clinical research and contract manufacturing services. The increase in our prepaid expenses and other current assets was primarily due to prepayments we made for insurance. Our non-cash charges consisted of depreciation expense and amortization of premiums on marketable securities, as well as stock based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities was $52.3 million in the six months ended June 30, 2015. Net cash used in investing activities consisted primarily of cash used for the purchase of marketable securities of $99.5 million, partially offset by cash received from the redemption of marketable securities of $48.5 million. In addition, $1.4 million of cash was used to purchase manufacturing equipment.

Net cash used in investing activities was $59.9 million in the six months ended June 30, 2014. Net cash used in investing activities consisted primarily of cash used for the purchase of marketable securities of $62.2 million, partially offset by cash received from the redemption of marketable securities of $2.4 million.

Net Cash Used in and Provided by Financing Activities

Net cash used in financing activities was $3.4 million for the six months ended June 30, 2015 compared to net cash provided by financing activities of $67.9 million for the six months ended June 30, 2014. Net cash used in financing activities in the six months ended June 30, 2015 consisted of $3.5 million paid to satisfy our term loan obligation to MidCap and $0.2 million in financing costs associated with our follow-on financing in late 2014, partially offset by $0.4 million in proceeds received from the exercise of stock options and the issuance of common stock related to our employee stock purchase plan.

Net cash provided by financing activities in the six months ended June 30, 2014 consisted of $69.5 million in proceeds from our initial public offering, and $0.2 million in proceeds received from the exercise of stock options, partially offset by the payment of fees incurred in connection with our initial public offering of $1.3 million and the repayment of principal on our term loan of $0.5 million.

Contractual Obligations

During the six months ending June 30, 2015, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed by us with the SEC on March 24, 2015.

Please see Note 10 to our consolidated financial statements appearing elsewhere in this Quarterly Report for a description of contractual obligations entered into after June 30, 2015.

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

We do not believe that our cash, cash equivalents and marketable securities have significant risk of default or illiquidity. While we believe our cash and cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2015, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have limited operating history. To date, we have focused primarily on developing our lead product candidate, FX006. We have two additional product candidates, FX007 and FX005. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $21.6 million for the six months ended June 30, 2015 and $27.3 million, $18.2 million and $15.0 million for fiscal years 2014, 2013 and 2012, respectively. As of June 30, 2015, we had an accumulated deficit of $115.1 million.

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

We expect to continue to incur substantial and increased expenses as we expand our development activities, advance our clinical programs and scale-up manufacturing, particularly with respect to FX006. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

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

As of June 30, 2015, we had cash, cash equivalents and marketable securities of $127.4 million and working capital of $122.7 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital requirements at least into 2017, including through completion of our pivotal Phase 2b and Phase 3 clinical trials for FX006 and the submission of an NDA for FX006. Regardless of our expectations as to how long our cash, cash equivalents and marketable securities will fund our operations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect, the FDA could impose additional or different clinical development requirements on us prior to our submission of an NDA for FX006 or we could decide to conduct additional clinical trials or accelerate the timing of planned clinical trials. In any event, we may require additional capital prior to commercializing FX006 or any of our other product candidates.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. For example, while we have the ability to borrow an additional $15.0 million under our credit facility, we may not be able to satisfy the conditions to borrow the additional amounts at the time we desire to do so, including if our on-going Phase 3 clinical trial for FX006 fails to meet its primary endpoint. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

Our credit and security agreement contains restrictions that limit our flexibility in operating our business. We may also be required to repay the outstanding indebtedness earlier than we expect, if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.

On August 4, 2015, we entered into a credit and security agreement with MidCap Financial Trust, as agent, MidCap Financial Funding XIII Trust and Silicon Valley Bank, as agent, to borrow up to an amount of $30.0 million and contemporaneously drew down $15.0 million under the facility. The agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

A breach of any of these covenants could result in an event of default under the agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include negative results in our on-going or planned clinical trials, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the agreement occurs. In the case of a continuing event of default under the agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the lenders a security interest under the agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the agreement are secured by all of our existing and future assets, excluding intellectual property, which is subject to a negative pledge arrangement.

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

Flexion Therapeutics, Inc.

Date: August 6, 2015	By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Chief Financial Officer
(Principal Financial Officer)