Form 10-Q
period 2015-09-30
Flexion Therapeutics Inc
filed 2015-11-09
CIK 1419600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 2, 2015, the registrant had 21,539,396 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$73,507,121	$103,097,522
Marketable securities	58,658,480	48,527,156
Accounts receivable	46,443	—
Prepaid expenses and other current assets	802,635	485,814

Total current assets	133,014,679	152,110,492
Property and equipment, net	4,153,389	1,109,391
Restricted cash	80,000	128,000

Total assets	$137,248,068	$153,347,883

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,917,540	$1,584,822
Accrued expenses and other current liabilities	4,668,377	3,213,704
Current portion of long-term debt	—	1,983,500

Total current liabilities	6,585,917	6,782,026
Long-term debt	14,942,401	1,580,958
Other long-term liabilities	13,459	43,008

Total liabilities	21,541,777	8,405,992

Commitments and contingencies
Preferred Stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2015 and December 31, 2014 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 21,539,396 and 21,440,058 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively	21,539	21,440
Additional paid-in capital	241,905,674	238,402,514
Accumulated other comprehensive income	2,430	(5,240)
Accumulated deficit	(126,223,352)	(93,476,823)

Total stockholders’ equity	115,706,291	144,941,891

Total liabilities and stockholders’ equity	$137,248,068	$153,347,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	7,828,927	4,658,293	23,724,055	12,423,733
General and administrative	3,196,698	2,304,026	8,860,332	6,822,171

Total operating expenses	11,025,625	6,962,319	32,584,387	19,245,904

Loss from operations	(11,025,625)	(6,962,319)	(32,584,387)	(19,245,904)

Other income (expense):
Interest income	273,679	153,122	882,001	318,524
Interest expense	(202,399)	(96,926)	(405,867)	(314,630)
Other income (expense), net	(182,067)	(129,484)	(638,276)	(266,443)

Total other income (expense)	(110,787)	(73,288)	(162,142)	(262,549)

Net loss	$(11,136,412)	$(7,035,607)	$(32,746,529)	$(19,508,453)

Net loss per share basic and diluted	$(0.52)	$(0.45)	$(1.52)	$(1.50)

Weighted average common shares outstanding, basic and diluted	21,506,721	15,624,963	21,477,830	13,007,892

Other comprehensive (loss) income:
Unrealized gains from available-for-sale securities, net of tax of $0	8,879	(2,468)	7,670	782

Total other comprehensive (loss) income	8,879	(2,468)	7,670	782

Comprehensive loss	$(11,127,533)	$(7,038,075)	$(32,738,859)	$(19,507,671)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(32,746,529)	$(19,508,453)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	130,369	84,943
Stock-based compensation expense	3,099,092	1,752,234
Amortization of premium (discount) on marketable securities	637,208	226,834
Other non-cash charges	31,177	12,374
Changes in operating assets and liabilities:
Accounts receivable	(46,443)	—
Prepaid expenses, other current and long-term assets	(242,642)	(350,534)
Accounts payable	388,905	296,331
Accrued expenses and other current and long-term liabilities	830,030	671,891
Other	(44,458)	—

Net cash used in operating activities	(27,963,291)	(16,814,380)

Cash flows from investing activities
Purchases of property and equipment	(2,415,380)	(326,571)
Change in restricted cash	24,000	—
Purchases of marketable securities	(106,465,361)	(72,359,552)
Sale and redemption of marketable securities	95,704,499	20,160,000

Net cash used in investing activities	(13,152,242)	(52,526,123)

Cash flows from financing activities
Payment of public offering costs	(224,648)	(1,282,785)
Payments on debt	(3,500,000)	(1,000,001)
Payment of debt issuance costs	(107,741)	—
Proceeds from the issuance of common stock	—	69,517,500
Proceeds from the issuance of notes payable	15,003,533	—
Proceeds from the exercise of stock options	216,454	282,545
Proceeds from Employee Stock Purchase Plan	137,534	—

Net cash provided by financing activities	11,525,132	67,517,259

Net decrease in cash and cash equivalents	(29,590,401)	(1,823,244)
Cash and cash equivalents at beginning of period	103,097,522	16,188,254

Cash and cash equivalents at end of period	$73,507,121	$14,365,010

Supplemental disclosures of cash flow information:
Cash paid for interest	$369,719	$287,370
Supplemental disclosures of non-cash financing activities:
Conversion of convertible preferred stock into common stock	$—	$74,806,213
Purchases of property and equipment in accounts payable and accrued expenses	$810,998	$52,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Overview and Nature of the Business

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (‘GAAP”) for consolidated financial information including the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2015.

The information presented in the condensed consolidated financial statements and related notes as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, is unaudited. The December 31, 2014 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or any future period.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of September 30, 2015 and December 31, 2014, the Company had cash and cash equivalents and marketable securities of $132,165,601 and $151,624,678, respectively. Management believes that current cash, cash equivalents and marketable securities on hand at September 30, 2015 should be sufficient to fund operations for at least the next twelve months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s product candidates in order to generate future revenue streams.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company elected to early adopt this standard in the period ending September 30, 2015, accordingly debt issuance costs of $112,309 were deducted from the carrying amount of the debt liabilities at September 30, 2015. In accordance with ASU 2015-03, during the three months ended September 30, 2015, we reclassified $28,875 of our debt issuance costs related to our 2013 term loan from an asset to a reduction of the carrying amount of the 2013 term loan as of December 31, 2014.

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Securities Corporation, Inc. The Company has eliminated all intercompany transactions for the three and nine months ended September 30, 2015 and the year ended December 31, 2014, the year Flexion Securities Corporation, Inc. was established.

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

Accounts Receivable

Accounts receivable represents allowable costs under the Company’s U.S. Government agency grant for which the Company has not yet received reimbursement. The Company invoices the government on a quarterly basis for reimbursable costs under the grant. Reimbursable costs that have not been invoiced on the last day of the quarter are recorded as unbilled accounts receivable. As of September 30, 2015 there were no unbilled accounts receivable.

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

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Costs of major additions and improvements are capitalized and depreciated on a straight-line basis over their useful lives. Repairs and maintenance costs are expensed as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Construction-in-progress, which represents direct costs related to the construction of manufacturing equipment, is not depreciated until the asset is ready for its intended use.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$58,760,286	$—	$58,760,286
Marketable securities	—	58,658,480	—	58,658,480

	$—	$117,418,766	$—	$117,418,766

	Fair Value Measurements as of December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$101,687,995	$—	$101,687,995
Marketable securities	—	48,527,156	—	48,527,156

	$—	$150,215,151	$—	$150,215,151

As of September 30, 2015 and December 31, 2014, the Company’s cash equivalents and marketable securities that were invested primarily in U.S. treasury bills, corporate bonds, money market funds, commercial paper and U.S. Government agency holdings were valued based primarily on Level 2 inputs. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the nine months ended September 30, 2015 and year ended December 31, 2014, there were no transfers between Level 1, Level 2 and Level 3.

The carrying values of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

The 2013 term loan with MidCap Financial SBIC, LP (“2013 term loan”) and 2015 term loan with MidCap Financial Trust (“2015 term loan”), outstanding under the Company’s credit and security agreements are reported at their carrying value in the accompanying balance sheet. The Company determined the fair value of the term loans using an income approach, that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The term loans were valued using Level 2 inputs as of September 30, 2015 and December 31, 2014. The result of the calculations yielded fair values that approximate carrying value.

4.	Marketable Securities

As of September 30, 2015 and December 31, 2014, the fair value of available-for-sale marketable securities by type of security was as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$44,916,443	$8,301	$(11,341)	$44,913,403
Commercial paper	13,744,467	610	—	13,745,077

	$58,660,910	$8,911	$(11,341)	$58,658,480

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$8,991,820	$7,570	$—	$8,999,390
U.S. Government obligations	28,300,921	181	(5,101)	28,296,001
Corporate bonds	11,239,655	2	(7,892)	11,231,765

	$48,532,396	$7,753	$(12,993)	$48,527,156

At September 30, 2015 and December 31, 2014, marketable securities consisted of investments that mature within twelve months.

5.	Property and Equipment, Net

Property and equipment as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Computer and office equipment	$350,345	$229,980
Manufacturing equipment	153,140	153,140
Furniture and fixtures	236,810	181,366
Software	274,142	77,454
Leasehold improvements	239,456	134,573
Construction—in progress	3,298,304	601,317

	4,552,197	1,377,830
Less: Accumulated depreciation	(398,808)	(268,439)

Total property and equipment, net	$4,153,389	$1,109,391

Depreciation expense for the three months ended September 30, 2015 and 2014 was $47,945 and $31,897, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $130,369 and $84,943, respectively. During the nine months ended September 30, 2015 and 2014, there were no disposals of property and equipment. Construction-in progress is primarily comprised of amounts related to the construction of new manufacturing equipment for use by our contract manufacturers.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Clinical research	$1,145,600	$1,035,510
Contract manufacturing services	1,349,875	294,900
Payroll and other employee-related expenses	1,392,377	1,172,978
Preclinical services	103,000	119,500
Consultant fees and expenses	203,750	26,900
Professional services fees	329,568	439,874
Interest expense	78,125	24,111
Other	66,082	99,931

Total accrued expenses and other current liabilities	$4,668,377	$3,213,704

7.	Stock-Based Compensation

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to the IPO, the Company was a private company and therefore lacked company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of its publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine months ended September 30,
	2015	2014
Risk-free interest rates	1.49-1.92%	1.54-2.04%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.0	6.0
Expected volatility	76.4-81.4%	61.9-67.9%

The following table summarizes stock option activity for the nine months ended September 30, 2015:

	Shares Issuable Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2014	1,289,082	$10.26
Granted	556,550	22.81
Exercised	(88,371)	3.03
Canceled	(179,636)	18.42

Outstanding as of September 30, 2015	1,577,625	$14.15

Options vested and expected to vest at September 30, 2015	1,363,360

Options exercisable at September 30, 2015	666,984

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. A total of 88,371 options were exercised during the nine months ended September 30, 2015. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2015 was $1,530,551.

At September 30, 2015 and 2014, the Company had options for the purchase of 1,577,625 and 1,238,973 shares of common stock outstanding, respectively, with a weighted average remaining contractual term of 8.1, and 8.3 years, respectively, and with a weighted average exercise price of $10.32 and $9.78 per share, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2015 and 2014 was $15.67 and $10.15, respectively.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options for the three and nine months ended September 30, 2015 and 2014 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Research and development	$331,551	$170,668	$940,698	$466,465
General and administrative	789,432	504,141	2,158,394	1,285,769

	$1,120,983	$674,809	$3,099,092	$1,752,234

As of September 30, 2015, unrecognized stock-based compensation expense for stock options outstanding was $11,499,534, which is expected to be recognized over a weighted average period of 2.7 years. As of September 30, 2014, unrecognized stock-based compensation expense for stock options outstanding was $7,822,984, which was expected to be recognized over a weighted average period of 3.0 years.

8.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(11,136,412)	$(7,035,607)	$(32,746,529)	$(19,508,453)

Net loss:	$(11,136,412)	$(7,035,607)	$(32,746,529)	$(19,508,453)

Denominator:
Weighted average common shares outstanding, basic and diluted	21,506,721	15,624,963	21,477,830	13,007,892

Net loss per share, basic and diluted	$(0.52)	$(0.45)	$(1.52)	$(1.50)

Stock options for the purchase of 1,715,837 and 1,234,199 weighted average shares of common stock were excluded from the computation of diluted net loss per share for the three months ended September 30, 2015 and 2014, respectively, and 1,658,292 and 1,130,000 weighted average shares of common stock were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2015 and 2014, respectively. These options were excluded from the computations because the options had an anti-dilutive impact due to the net loss incurred for those periods.

9.	Long-term Debt

On January 3, 2013, the Company entered into a credit and security agreement with MidCap Financial SBIC, LP (“MidCap”) under which it immediately borrowed $5,000,000 as a term loan (“2013 term loan”). The term loan accrued interest monthly at an interest rate of 8.0% per annum and had a term of 45 months. As the term loan had a 15-month interest-only period, the term loan principal balance, along with any accrued interest, was to be paid in 30 equal monthly installments beginning April 1, 2014 and ending September 1, 2016. In addition to these principal payments, the Company was required to make a payment of $175,000 to the lender on September 1, 2016, which amount was accreted to the carrying value of the debt using the effective interest rate method. On March 31, 2015, the Company paid MidCap $3,236,019, representing the outstanding principal of the debt along with accrued interest as of that date, the $175,000 final payment, a prepayment fee of $30,000 and associated legal expenses to satisfy the Company’s obligation under the credit and security agreement.

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

On August 4, 2015, the Company entered into a credit and security agreement with MidCap Financial Trust, as agent, MidCap Financial Funding XIII Trust and Silicon Valley Bank, as lenders, (the “Lenders”), to borrow up to $30,000,000 in term loans, (“2015 term loan”). The Company concurrently borrowed $15,000,000 under an initial term loan. The remaining $15,000,000 under the facility may be drawn down in the form of a second term loan at the Company’s option through September 2016, subject to the Company’s receipt of positive Phase 3 FX006 clinical trial data meeting the trial’s primary endpoint which is sufficient to file a New Drug Application (NDA) for FX006, as well as other customary conditions for funding. The Company granted the Lenders a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed under the credit facility. The Company also agreed not to encumber any of its intellectual property without the Lenders’ prior written consent. The Company must maintain a balance in cash or cash equivalents at Silicon Valley Bank equal to the principal balance of the loan plus 5 percent. The credit and security agreement also contains certain representations, warranties, and covenants of the Company as well as a material adverse event clause. As of September 30, 2015, the Company was compliant with all covenants and there were no material adverse events.

Borrowings under the credit facility accrue interest monthly at a fixed interest rate of 6.25 % per annum. Following an interest-only period of 19 months, principal will be due in 36 equal monthly installments commencing March 1, 2017 and ending February 1, 2020 (the “maturity date”). Upon the maturity date, the Company will be obligated to pay a final payment equal to 9% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the effective interest rate method. As of September 30, 2015, the carrying value of the term loan was $14,942,401 the entire balance of which is classified as long-term debt on the balance sheet as of September 30, 2015. In connection with the credit and security agreement, the Company incurred debt issuance costs totaling $112,309. These costs will be amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method.

As of September 30, 2015, annual payments due under the Company’s 2015 term loan are as follows (in thousands):

Year	Aggregate Minimum Payments
2015 (remaining three months)	$236,979
2016	953,125
2017	5,017,868
2018	5,541,088
2019	5,224,248
2020	840,061

Total	$17,813,369

10.	Commitments and Contingencies

Leases

On July 13, 2015 the Company entered into a first amendment to its existing lease for approximately 4,700 square feet of additional office space (the “Additional Space”) in Burlington Massachusetts as well as approximately 6,700 square feet of temporary space to be leased prior to the delivery of the Additional Space (which is anticipated to be delivered on May 1, 2016). The amendment extends the term of the original lease through October 31, 2019, contemporaneous with the Additional Space, and also provides the Company with an option to lease an additional 5,400 square feet of office space (the “Option Space”). On September 30, 2015, the Company exercised its option for the Option Space. In addition, the Company has the option to extend the term of a portion or the entire lease space for one additional three-year period. The Company may terminate the amendment for convenience with nine months’ notice upon the occurrence of certain events connected to its clinical stage programs. The total cash obligation for the base rent from inception through the lease termination date for the office space committed to under the original lease, and the amendment, including the Option Space is approximately $2,900,000. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes.

As of September 30, 2015, annual aggregate minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Aggregate Minimum Payments
2015 (remaining three months)	$127,999
2016	521,364
2017	736,425
2018	758,299
2019	647,106

Total	$2,791,193

Manufacturing and Supply Agreement with Patheon U.K. Limited

On July 31, 2015, the Company and Patheon U.K. Limited (“Patheon”) entered into a Manufacturing and Supply Agreement (the “Manufacturing Agreement”) and Technical Transfer and Service Agreement (the “Technical Transfer Agreement”) for the manufacture of FX006, the Company’s lead program, which is an intra-articular (IA), sustained-release steroid for the treatment of osteoarthritis.

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

The initial term of the Manufacturing Agreement is 10 years from approval by the U.S. Food and Drug Administration, or FDA, of the Patheon manufacturing suites for FX006. The Company will pay a monthly base fee to Patheon for the operation of the manufacturing suites and a per product fee for each vial based upon a forecast of commercial demand. The Company will also reimburse Patheon for purchases of materials and equipment made on its behalf, certain nominal expenses and additional services. The Company estimates that the aggregate monthly base fees and reimbursement costs for equipment will be approximately 100 million British Pounds (GBP) over the entire term of the Manufacturing Agreement. The Manufacturing Agreement will remain in full effect unless and until it expires or is terminated. Upon termination of the Manufacturing Agreement (other than termination by Flexion in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), Flexion will be obligated to pay for the costs incurred by Patheon associated with the removal of our manufacturing equipment and for Patheon’s termination costs up to a capped amount.

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

We were incorporated in Delaware in November 2007, and to date we have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials with our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From our inception through September 30, 2015, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and, to a lesser extent, debt financing. From our inception through September 30, 2015, we have raised $244.4 million from such transactions, including from our initial and follow-on public offerings. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

Product Candidates and Recent Developments

A current summary of our significant research and development programs and recent developments with respect to our related product candidates follows:

Product Candidate	Development Phase	Indication

FX006 Intra-articular injectable steroid	Phase 3	OA of the knee

FX007 TrkA receptor antagonist	Preclinical	Post-operative pain

FX005 Intra-articular p38 MAP kinase inhibitor	Phase 2a	End-Stage OA pain

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

OA is a type of degenerative arthritis that is caused by the progressive breakdown and eventual loss of cartilage in one or more joints. Arthritis is the most common cause of disability in the United States and OA is the most common joint disease, affecting 27 million Americans, with numbers expected to grow as a result of aging, obesity and sports injuries. Recent data suggest that OA accounts for over $185 billion of annual healthcare expenditures in the United States, which does not include loss of productivity costs. We estimate that by 2030, 45 million people will have OA, and that approximately 24 million of those people will have knee OA. OA commonly affects large weight-bearing joints like the knees and hips, but also occurs in the shoulders, hands, feet and spine. Patients with OA suffer from joint pain, tenderness, stiffness and limited movement. As the disease progresses, it becomes increasingly painful and debilitating, culminating, in many cases, in the need for total joint arthroplasty, or TJA. According to IMS Health, each year approximately ten million patients in the United States receive IA steroid injection treatments in the knee, hip, shoulder, hand and foot. Our clinical trials to date have treated patients with knee OA, which represents the most common joint treated with IA therapies for OA. In 2014, the number of patients that received steroid injections in the knee, the most commonly injected OA joint, increased approximately 7.0% to 3.5 million patients. We estimate that approximately 1.4 million patients received knee injections of hyaluronic, or HA, in 2014. Sales of HA in the United States in 2014 were approximately $750 million, with a cost per treatment ranging from $500 to $1000. Worldwide, HA sales were approximately $1.6 billion as of 2014, however, we believe recent negative guidance from specialty societies questioning the overall effectiveness of HA therapy (e.g. the American Academy of Orthopedic Surgeons (AAOS), and the Osteoarthritis Research Society International (OARSI)) has

put downward pressure on HA sales. We believe that FX006 has the potential to be a superior front line injectable treatment for OA pain management compared to existing therapies by providing safe, more effective and sustained pain relief to patients. We believe the following attributes make FX006 an attractive development candidate:

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

To date, four clinical trials have been completed to test FX006 against either immediate-release TCA injection or placebo (saline). A total of 608 patients were treated in these four clinical trials, of which 442 patients received FX006, 66 patients received immediate-release TCA and 100 patients received placebo. In the initial Phase 2b dose-ranging clinical trial of patients with knee OA, FX006 demonstrated clinically meaningful and significant improvements in pain relief and functional status relative to a commercially available 40 mg immediate-release TCA. Data from this completed 12-week Phase 2b dose-ranging clinical trial showed that FX006 has a well-tolerated systemic safety profile that is indistinguishable from the standard of care immediate-release steroid. Further, the local safety profile for FX006 in the completed 12-week Phase 2b dose-ranging clinical trial was attractive and comparable to that seen with the same dose of immediate-release TCA.

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

In September 2015, we reported top-line results from the first of two pivotal clinical trials of FX006 in patients with moderate to severe OA knee pain. In this pivotal Phase 2b trial which enrolled 310 patients, 40 mg of FX006, compared to placebo (saline), demonstrated statistical significance in average pain relief over weeks 1 through 12 (p = 0.0012; 2-sided) and over weeks 1 through 24 (p = 0.0209; 2-sided). At weekly time points, 40 mg of FX006 also demonstrated superiority to placebo in pain relief beginning at week 1, continuing to week 11 and also at week 13 (p < 0.05 at each time point; 2-sided). The primary endpoint of the trial, pain relief at week 12, did not reach statistical significance (p = 0.0821; 2-sided). A pre-specified, commonly applied sensitivity analysis (Baseline Observation Carried Forward/Last Observation Carried Forward (BOCF/LOCF)) that addresses missing data due to patient dropouts, however, demonstrated statistical significance for the primary endpoint at week 12 (p = 0.042); and at all time points between weeks 1 and 11 and at week 13 significance (p<0.05 at each time point; 2-sided). Overall, the 40 mg dose of FX006 performed better than the 20 mg FX006 dose. In particular, the 40 mg dose conferred more durable pain relief. The frequency of treatment-related adverse events across the three groups (FX006 40 mg, FX006 20 mg and placebo) was comparable, and no drug-related serious adverse events were observed in the trial.

Also in September 2015, we announced that the FDA had granted Fast Track designation for FX006. The FDA’s Fast Track program was designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Drugs with the Fast Track designation generally qualify for priority review if supported by clinical data at the time of NDA filing, thereby expediting the FDA review process. Additionally, Fast Track designation allows a company to submit completed sections of a related NDA on a rolling basis.

In August 2015, we secured a notice of allowance for the trademark Zilretta™ from the United States Patent and Trademark Office.

In July 2015, we completed enrollment for the Phase 3 trial of FX006 which is a randomized, double-blind trial being conducted at over 40 centers worldwide. A total of 486 enrolled patients have been randomized to one of three treatment groups (1:1:1) and treated with a single IA injection of normal saline (placebo), 40 mg of FX006 or 40 mg of TCA (the current standard of care). Each patient is being evaluated for efficacy and safety at seven outpatient visits over 24 weeks after receiving an injection. The primary objective of this study is to assess the magnitude and duration of pain relief of FX006 at 12 weeks against placebo. The secondary objectives of this study are to assess the effect of FX006 on the magnitude and duration of pain relief relative to immediate-release TCA and the effect of FX006 on function, responder status, global impressions of change, stiffness and consumption of analgesic medications relative to both controls. We expect to release topline data from this trial in February 2016.

In April 2015, we announced that the U.S. Department of Defense awarded us a grant worth approximately $2 million to conduct a Phase 2 clinical trial investigating FX006 as a treatment for OA pain in active military and medically retired veterans with post-traumatic OA of the knee. The trial is a double-blind, randomized, parallel group, proof-of-concept study, in which, we, as the sponsor of the clinical trial, plan to enroll a total of 124 male and female patients between the ages of 20 and 50 and with moderately symptomatic post-traumatic OA of the knee. The primary objective of this study will be to assess the analgesic effect of a single IA injection of 40 mg of FX006 relative to commercially available immediate-release TCA in this population. The primary endpoint is the average change from baseline in the weekly mean of the average daily (24-hour) pain intensity scores over weeks 5 to 10. The study is also designed to assess the effect of FX006 on function, responder status, global impressions of change, stiffness and consumption of analgesic medications and to assess the safety and tolerability of a single IA injection of 40 mg FX006 relative to commercially available immediate-release TCA.

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct research and development expenses by program:
FX006	$5,455,292	$3,264,497	$15,717,870	$8,217,735
FX007	103,199	93,780	383,299	517,580
FX005	78,454	22,535	241,610	99,038

Total direct research and development expenses	5,636,945	3,380,812	16,342,779	8,834,353
Personnel and other costs	2,191,982	1,277,481	7,381,276	3,589,380

Total research and development expenses	$7,828,927	$4,658,293	$23,724,055	$12,423,733

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

Our research and development expenses are expected to increase in the foreseeable future. Specifically, our costs associated with FX006 will increase as we conduct our on-going Phase 3 clinical trial, further the manufacturing process in anticipation of validation and commercialization, including the costs for the build-out of the portion of the dedicated manufacturing facility with our contract manufacturer, Patheon UK Limited, make initial investments for commercial product supply, and otherwise advance our FX006 development program. We cannot determine with certainty the duration of and completion costs associated with future clinical trials of FX006. The duration, costs and timing associated with the development and commercialization of FX006 and our other product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials and our ability to obtain regulatory approval. As it relates to FX005 and FX007, we will decide which development programs to pursue and how much funding to direct to each program on an ongoing basis in response to preclinical and clinical success of each product candidate, as well as ongoing assessments of the commercial potential of each product candidate. As a result of these uncertainties, we are currently unable to estimate with any precision our future research and development expenses for any product candidate, when or if we will achieve regulatory approval, generate revenue from sales of any product candidate or achieve a positive cash flow position.

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

On August 4, 2015, we borrowed $15.0 million under a credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank, and began to incur interest related to this borrowing at a fixed rate of 6.25% per annum. We expect to incur future interest expense related to this borrowing until February 1, 2020.

Other expense. Other expense consists of the net amortization of premiums and discounts related to our marketable securities, and our realized gains (losses) on redemptions of our marketable securities. We will continue to incur expenses related to net amortization of premiums on marketable securities for as long as we hold these investments.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015 except for the introduction of accounting for the U.S. Government agency grant.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2015 and 2014

The following tables summarize our results of operations for the three and nine months ended September 30, 2015 and 2014 (certain items may not sum correctly due to rounding):

	Three Months Ended September 30,
	2015	2014	Change	% Increase/ (Decrease)
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	7,828,927	4,658,293	3,170,634	68.1%
General and administrative	3,196,698	2,304,026	892,672	38.7%

Total operating expenses	11,025,625	6,962,319	4,063,306	58.4%

Loss from operations	(11,025,625)	(6,962,319)	(4,063,306)	58.4%

Other income (expense):
Interest income	273,679	153,122	120,557	78.7%
Interest expense	(202,399)	(96,926)	(105,473)	108.8%
Other expense	(182,067)	(129,484)	(52,583)	40.6%

Total other income (expense)	(110,787)	(73,288)	(37,499)	51.2%

Net loss	$(11,136,412)	$(7,035,607)	$(4,100,805)	58.3%

	Nine Months Ended September 30,
	2015	2014	Change	% Increase/ (Decrease)
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	23,724,055	12,423,733	11,300,322	91.0%
General and administrative	8,860,332	6,822,171	2,038,161	29.9%

Total operating expenses	32,584,387	19,245,904	13,338,483	69.3%

Loss from operations	(32,584,387)	(19,245,904)	(13,338,483)	69.3%

Other income (expense):
Interest income	882,001	318,524	563,477	176.9%
Interest expense	(405,867)	(314,630)	(91,237)	29.0%
Other expense	(638,276)	(266,443)	(371,833)	139.6%

Total other income (expense)	(162,142)	(262,549)	100,407	(38.2)%

Net loss	$(32,746,529)	$(19,508,453)	$(13,238,076)	67.9%

Research and Development Expenses

	Three Months Ended September 30,
	2015	2014	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
FX006	$5,455,292	$3,264,497	$2,190,795	67.1%
FX007	103,199	93,780	9,419	10.0%
FX005	78,454	22,535	55,919	248.1%

Total direct research and development expenses	5,636,945	3,380,812	2,256,133	66.7%
Personnel and other costs	2,191,982	1,277,481	914,501	71.6%

Total research and development expenses	$7,828,927	$4,658,293	$3,170,634	68.1%

	Nine Months Ended September 30,
	2015	2014	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
FX006	$15,717,870	$8,217,735	$7,500,135	91.3%
FX007	383,299	517,580	(134,281)	(25.9%)
FX005	241,610	99,038	145,572	144.0%

Total direct research and development expenses	16,342,779	8,834,353	7,508,426	85.0%
Personnel and other costs	7,381,276	3,589,380	3,791,896	105.6%

Total research and development expenses	$23,724,055	$12,423,733	$11,300,322	91.0%

Research and development expenses were $7.8 million and $4.7 million for the three months ended September 30, 2015 and 2014, respectively. The increase in research and development expenses year over year of $3.2 million was primarily due to $2.2 million in FX006 program expenses related to the recently completed Phase 2b clinical trial and on-going Phase 3 clinical trial and manufacturing expenses related to clinical trial supplies. Additionally, there was an increase of $0.9 million in personnel and other costs primarily related to employee related costs for additional headcount and stock compensation expense.

Research and development expenses were $23.7 million and $12.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in research and development expenses year over year of $11.3 million was primarily due to $7.5 million in FX006 program expenses related to the recently completed Phase 2b clinical trial, the preparation and initiation of the Phase 3 clinical trial, and manufacturing expenses related to clinical trial supplies, as well as, an increase of $3.8 million in personnel and other costs primarily related to employee related costs for additional headcount, stock compensation expense and consulting costs.

General and Administrative Expenses

General and administrative expenses were $3.2 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses of $0.9 million was primarily due to salary and related costs associated with additional headcount and stock compensation expense.

General and administrative expenses were $8.9 million and $6.8 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses of $2.1 million was primarily due to salary and related costs associated with additional headcount and stock compensation expense.

Other Income (Expense)

Interest income was $0.3 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $0.9 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest income was primarily due to a larger average investment balance during 2015.

Interest expense was $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest expense for the three months ended September 30, 2015 was primarily due to interest incurred on the $15.0 million borrowed under our credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank which we entered into on August 4, 2015.

Liquidity and Capital Resources

To date, we have not generated any revenue and have incurred losses since our inception in 2007. As of September 30, 2015, we had an accumulated deficit of $126.2 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through September 30, 2015, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and, to a lesser extent, debt financing. From our inception through September 30, 2015, we have raised $244.4 million from such transactions, including amounts from our initial and follow-on public offerings during 2014. As of September 30, 2015, we had cash and cash equivalents of $73.5 million and marketable securities of $58.7 million.

Based on our current operating plan we anticipate that our existing cash, cash equivalents and marketable securities will fund our operations for at least the next twelve months. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

The following table shows a summary of our cash flows for each of the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Cash flows used in operating activities	$(27,963,291)	$(16,814,380)
Cash flows used in investing activities	(13,152,242)	(52,526,123)
Cash flows (used in) provided by financing activities	11,525,132	67,517,259

Net decrease in cash and cash equivalents	$(29,590,401)	$(1,823,244)

Net Cash Used in Operating Activities

Operating activities used $28.0 million of cash in the nine months ended September 30, 2015. The cash flow used in operating activities resulted primarily from our net loss of $32.7 million for the period partially offset by cash provided by changes in our operating assets and liabilities of $0.9 million, and non-cash charges of $3.9 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $0.4 million increase in our accounts payable, and an increase of $0.8 million in accrued expenses. The increase in accounts payable, accrued expenses and other current liabilities was primarily attributable to increased expenses related to clinical research and contract manufacturing services. These changes were partially offset by an increase in accounts receivable and other current assets of $0.3 million. Our non-cash charges consisted primarily of $3.1 million of stock-based compensation expense and $0.8 million in depreciation expense and amortization and accretion related to our investments.

Operating activities used $16.8 million of cash in the nine-months ended September 30, 2014. The cash flow used in operating activities resulted primarily from our net loss of $19.5 million, partially offset by net cash provided by changes in our operating assets and liabilities of $0.6 million, and non-cash charges of $2.1 million. The increase in accounts payable, accrued expenses and other current liabilities was primarily attributable to increased expenses related to clinical research and contract manufacturing services. Net cash used for changes in our operating assets and liabilities consisted primarily of a $0.4 million increase in prepaid expenses and other current assets. The increase in our prepaid expenses and other current assets was primarily due to prepayments we made for insurance. Our non-cash charges consisted of depreciation expense and amortization of premiums on marketable securities, as well as stock based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities was $13.2 million in the nine months ended September 30, 2015. Net cash used in investing activities consisted primarily of cash used for the purchase of marketable securities of $106.5 million, partially offset by cash received from the redemption and sale of marketable securities of $95.7 million. In addition, $2.4 million of cash was used to purchase property and equipment.

Net cash used in investing activities was $52.5 million in the nine months ended September 30, 2014. Net cash used in investing activities consisted primarily of cash used for the purchase of marketable securities of $72.4 million, partially offset by cash received from the redemption of marketable securities of $20.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $11.5 million for the nine months ended September 30, 2015 compared to $67.5 million for the nine months ended September 30, 2014. Net cash provided by financing activities in the nine months ended September 30, 2015 consisted of $15.0 borrowed under our credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank in August 2015, offset by $3.5 million paid to satisfy our 2013 term loan obligation. In addition, we received $0.4 million in proceeds from the exercise of stock options and the issuance of common stock related to our employee stock purchase plan that was partially offset by $0.2 million in financing costs associated with our follow-on financing in late 2014 and $0.1 million in issuance costs associated with our long-term loan obligation.

Net cash provided by financing activities in the nine months ended September 30, 2014 consisted of $69.5 million in proceeds from our initial public offering, and $0.3 million in proceeds received from the exercise of stock options, partially offset by the payment of fees incurred in connection with our initial public offering of $1.3 million and the repayment of principal on our term loan of $1.0 million.

Contractual Obligations

In July 2015, we amended the lease for our primary office space which increased the size of our leased premises and extended the lease term through October 31, 2019. On September 30, 2015, we exercised an option to lease an additional 5,400 square feet under this amended lease. The total cash obligation for the base rent from inception through the lease termination date for the office space committed to under the original lease, and the amendment, including the Option Space is approximately $2,900,000.

Also in July, 2015, we and Patheon U.K. Limited, or Patheon, entered into a Manufacturing and Supply Agreement (the “Manufacturing Agreement”) and Technical Transfer and Service Agreement, or the Technical Transfer Agreement, for the manufacture of FX006.

Under the terms of the Technical Transfer Agreement, Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, United Kingdom facility for the manufacture of FX006 in dedicated manufacturing suites. This agreement will remain in full effect unless and until it expires or is terminated. Upon termination of this agreement (other than termination by us in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), we will pay for the wind down costs related to the removal of our manufacturing equipment and for Patheon’s termination costs up to a capped amount.

Under the terms of the Manufacturing and Supply Agreement, following the FDA approval date of the suites, we have agreed to purchase finished, packaged or unpackaged product from Patheon. In addition, The Company will pay a monthly base fee to Patheon for the operation of the manufacturing suites, and will reimburse Patheon for purchases of raw materials and equipment made on its behalf, certain nominal expenses and additional services. The Company estimates that the aggregate monthly base fees and reimbursement costs for equipment will be approximately 100 million GBP over the entire term of the Manufacturing Agreement. Unless earlier terminated, this agreement will expire on the 10th anniversary of the FDA approval date for the initial manufacturing suite.

Future expenditures associated with the purchase of finished product from Patheon are primarily driven by the potential commercial requirements and demand for our products which cannot be fully determined at this time.

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

Our term loan carries a fixed interest rate and, thus, we are not subject to interest rate risk.

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

Most of our transactions are conducted in the U.S. dollar. We do have certain material agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of September 30, 2015 we had approximately $1.1 million in payables to vendors denominated in currencies other than the U.S. dollar. A hypothetical 10% change in foreign exchange rates would not have a material effect on the value of our liability.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2015, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have limited operating history. To date, we have focused primarily on developing our lead product candidate, FX006. We have two additional product candidates, FX007 and FX005. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $32.7 million for the nine months ended September 30, 2015 and $27.3 million, $18.2 million and $15.0 million for fiscal years 2014, 2013 and 2012, respectively. As of September 30, 2015, we had an accumulated deficit of $126.2 million.

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

As of September 30, 2015, we had cash, cash equivalents and marketable securities of $132.2 million and working capital of $126.4 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital requirements at least into 2017, including through completion of our Phase 3 clinical trial for FX006 and assuming no additional pivotal studies are required, the submission of an NDA for FX006 in the second half of 2016. Regardless of our expectations as to how long our cash, cash equivalents and marketable securities will fund our operations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect, the FDA could impose additional or different clinical development requirements on us prior to our submission of an NDA for FX006 or we could decide to conduct additional clinical trials or accelerate the timing of planned clinical trials. In any event, we may require additional capital prior to commercializing FX006 or any of our other product candidates.

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

Risks Related to Our Reliance on Third Parties

Our agreements with Patheon may involve unanticipated expenses and delays, including the need for the Patheon facilities to receive regulatory approvals required for manufacturing to commence at the Patheon suites.

We and Patheon have entered into a Manufacturing Agreement and Technical Transfer Agreement for the manufacture of FX006. Under the terms of the Technical Transfer Agreement, Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, United Kingdom facility for the manufacture of FX006 in dedicated manufacturing suites. We have agreed with Patheon, among other things, to provide them with the equipment necessary to manufacture FX006 in these suites, to pay for construction of the suites, and to make payments related to their establishment and validation of manufacturing processes in the suites.

The Patheon facilities must be approved by the FDA prior to the commercial production and manufacturing of FX006. If the construction of the Patheon suites is delayed, if Patheon experiences unanticipated cost overruns, or if the Patheon suites do not receive regulatory approvals in the timeframe anticipated, if at all, this could have a material adverse effect on our business, financial position and results of operation. In particular, if we are unable to obtain commercial supply of FX006 from Patheon using the new manufacturing suites or if Patheon experiences a delay in obtaining FDA approval for the commercial manufacturing of FX006, we may not realize an appropriate return, or any return, on our significant investment in establishing and validating the Patheon manufacturing suites.

Further, if and when the Patheon facilities are constructed and have received the required FDA approvals, the production under these agreements involves additional risks, many of which would be outside of our control, such as disruptions or delays in production, manufactured products that do not meet our required specifications, the failure of Patheon to comply with cGMP regulations or other regulatory requirements, protection of our intellectual property and manufacturing process, loss of control of our complex manufacturing process and inabilities to fulfill our commercial needs.

Risks Related to Clinical Development and Regulatory Approval

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development. We have never completed a pivotal clinical program or submitted an NDA.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials. In particular, the results generated in the completed FX006 Phase 2b clinical trials do not ensure that our on-going Phase 3 clinical trial will be successful.

In our earlier Phase 2b dose-ranging clinical trial, the 60 mg dose of FX006 unexpectedly showed inferior efficacy compared to the 40 mg dose. While we have investigated potential causes of this clinical outcome and believe we understand the basis for the performance of the 60 mg dose, we may not be correct. Therefore, we cannot guarantee that the underlying cause is unique to the 60 mg dose and will not impact the 40 mg dose we are studying in our on-going Phase 3 pivotal trial, or will not otherwise result in regulatory delays or the need for additional studies prior to seeking or obtaining regulatory approval.

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

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. In addition to the safety and efficacy traits of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. For example, although our completed FX006 pivotal Phase 2b clinical trial showed statistical significant pain relief with the 40 mg dose compared to placebo at weeks 1-11 and week 13, the result was not statistically significant at week 12 and therefore the primary efficacy endpoint of the trial was not achieved. We believe after consultations with external regulatory advisors that, assuming positive Phase 3 efficacy data, our recently completed Phase 2b clinical trial could be considered a pivotal trial by the FDA. However, we cannot guarantee that the FDA will accept the Phase 2b trial as pivotal or that we won’t be required to conduct an additional pivotal trial which would delay our NDA submission timeline and result in additional development costs. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Our future clinical trials may not be successful.

If FX006 or any other product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be materially harmed. If the results of our on-going Phase 3 or other clinical trials for FX006 demonstrate unexpected safety findings or do not achieve the primary efficacy endpoint, the prospects for approval of FX006 as well our stock price and our ability to create stockholder value would be materially and adversely affected.

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

In addition, despite our receipt of Fast Track designation for FX006, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program or otherwise. The lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market FX006 or our other product candidates, which would harm our business, results of operations and prospects significantly.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit number	Description of document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Amended and Restated Investor Rights Agreement, dated December 3, 2012, by and among the Registrant and certain of its stockholders.

4.3(2)	Conversion, Amendment and Waiver Agreement, dated January 27, 2014, by and among the Registrant and certain of its stockholders.

10.1	Manufacturing and Supply Agreement, dated July 31, 2015, by and between the Registrant and Patheon UK Limited.

10.2	Technical Transfer and Service Agreement, dated July 31, 2015, by and between the Registrant and Patheon UK Limited.

10.3	First Amendment of Lease, dated July 13, 2015, by and between the Registrant and CIP II/RJK 10-20 BMR Owner, LLC.

10.4	Credit and Security Agreement, dated August 4, 2015, by and between the Registrant and MidCap Financial Trust.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit number	Description of document

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 19, 2014.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-193233), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flexion Therapeutics, Inc.

Date: November 9, 2015	By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Chief Financial Officer
(Principal Financial Officer)