Form 10-Q/A
period 2015-09-30
Flexion Therapeutics Inc
filed 2016-01-26
CIK 1419600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, originally filed with the Securities and Exchange Commission on November 9, 2015 (the “Original Filing” and as amended by Amendment No. 1, the “Updated Filing”) is to file a revised version of Exhibit 10.2 that was filed with the Original Filing.

No other changes have been made to the Updated Filing or any other exhibits. This Amendment does not modify or update any previously reported financial statements or other disclosures in the Updated Filing. Accordingly, this Amendment should be read in conjunction with the Updated Filing, which continues to speak as of the date of the Original Filing.

ITEM 6. EXHIBITS

Exhibit number	Description of document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Amended and Restated Investor Rights Agreement, dated December 3, 2012, by and among the Registrant and certain of its stockholders.

4.3(2)	Conversion, Amendment and Waiver Agreement, dated January 27, 2014, by and among the Registrant and certain of its stockholders.

10.1+(3)	Manufacturing and Supply Agreement, dated July 31, 2015, by and between the Registrant and Patheon UK Limited.

10.2+	Technical Transfer and Service Agreement, dated July 31, 2015, by and between the Registrant and Patheon UK Limited.

10.3(3)	First Amendment of Lease, dated July 13, 2015, by and between the Registrant and CIP II/RJK 10-20 BMR Owner, LLC.

10.4(3)	Credit and Security Agreement, dated August 4, 2015, by and between the Registrant and MidCap Financial Trust.

31.1(3)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2(3)	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1(3)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(3)	XBRL Instance Document

101.SCH(3)	XBRL Taxonomy Extension Schema Document

101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 19, 2014.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-193233), as amended.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flexion Therapeutics, Inc.

Date: January 26, 2016	By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Chief Financial Officer
(Principal Financial Officer)