Form 10-K
period 2015-12-31
Flexion Therapeutics Inc
filed 2016-03-11
CIK 1419600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the last reported sales price of the common stock on June 30, 2015 was approximately $392,188,000.

The number of outstanding shares of the registrant’s common stock as of March 2, 2016 was 21,570,395.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2015.

FLEXION THERAPEUTICS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2015

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, contains “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding our future development activities, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. The Company has tried to identify forward-looking statements by using words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: we have incurred significant losses since our inception and we expect to incur substantial losses for the foreseeable future and may never achieve or maintain profitability; we have not generated any revenue from, or received regulatory approval for, any of our product candidates; we are a development stage company and will require additional capital prior to commercializing ZilrettaTM (also known as FX006) or any of our other product candidates; we may be unable to successfully complete the development of, obtain regulatory approval for, or commercialize Zilretta or any of our other product candidates; we rely on third parties to manufacture and conduct the clinical trials of our product candidates, which could delay or limit their future development or regulatory approval; we currently do not have the infrastructure to commercialize any of our product candidates if such products receive regulatory approval; we may be unable to adequately maintain and protect our proprietary intellectual property assets, which could impair our commercial opportunities; and other risks detailed below in “Item 1A. Risk Factors.”

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 1.	Business

Unless the content requires otherwise, references to “Flexion,” “Company,” “we,” “our,” and “us,” in this Annual Report refer to Flexion Therapeutics, Inc. and our subsidiary, Flexion Securities Corporation, Inc.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, or OA, a type of degenerative arthritis. Our portfolio of product candidates addresses the OA pain treatment spectrum, from moderate to severe pain, and provides us with multiple opportunities to achieve our goal of commercializing novel, targeted, locally administered therapies.

Our lead product candidate, Zilretta, is a late-stage, injectable, sustained-release, intra-articular, or IA, meaning “in the joint,” steroid that we are developing as a treatment for patients with moderate to severe OA pain. We specifically designed Zilretta to combine a commonly administered steroid, triamcinolone acetonide, or TCA, with poly lactic-co-glycolic acid, referred to as PLGA, with the goal of providing sustained therapeutic concentrations in the joint and persistent analgesic effect. Zilretta is intended to address the limitations of current IA therapies by providing long-lasting, local analgesia while avoiding systemic side effects, which are effects that occur throughout the body as a result of drug that is released from the site of injection into circulating blood. To date, we have completed five clinical trials in which a total of approximately 600 patients with OA of the knee were treated with Zilretta. The overall frequency of treatment-related adverse events in these trials has been similar to those observed with placebo and no drug-related serious adverse events have been reported. Both the magnitude and duration of pain relief provided by Zilretta in clinical trials have been shown to be clinically meaningful with the magnitude of pain relief amongst the largest seen to date in OA clinical trials.

Based on the strength of our pivotal and other clinical trials, we believe that Zilretta has the potential to address a significant unmet medical need for OA pain management by providing safe, more effective and sustained pain relief. We believe the following attributes uniquely distinguish Zilretta:

•	An injectable, IA, non-opioid, sustained-release investigational treatment for patients with moderate to severe OA pain that has demonstrated in clinical trials to date the following:

•	statistically significant and clinically meaningful improvements in validated OA specific measures compared to the current injectable standard of care,

•	statistically significant, durable and clinically meaningful pain relief compared to placebo,

•	persistent therapeutic concentrations of drug in the joint and durable efficacy, and

•	an attractive safety profile with limited systemic exposures and the potential for fewer serious side effects compared to oral treatment options for OA pain.

•	Amongst the largest analgesic effects seen in OA clinical trials.

•	Strong proprietary position through a combination of patents, trade secrets and proprietary know-how, as well as eligibility for marketing exclusivity.

•	Well-defined Section 505(b)(2) of the Federal Food Drug and Cosmetic Act, or FDCA, regulatory pathway seeking approval for a novel formulation of the same dose and administration route of the already approved immediate-release steroid used by orthopedists and rheumatologists.

•	Familiarity of orthopedists and rheumatologists with IA injections utilizing the same steroid at the same dose.

•	Fast Track designation from the U.S. Food and Drug Administration, or FDA.

•	Potential for pharmacoeconomic benefits due to improved efficacy and durability that could delay costly and invasive total joint replacement, also referred to as total joint arthroplasty, or TJA.

Based upon the results of our pivotal clinical trials and pending a planned pre-new drug application, or NDA, meeting with the FDA, we anticipate submitting our Zilretta NDA for single-dose administration to the FDA during the second half of 2016.

Our other product candidates include FX007 for post-operative pain and FX005 for the treatment of end-stage OA patients. FX007 is a locally administered TrkA receptor antagonist that is designed to provide persistent relief of post-operative pain, including in patients who have undergone TJA. We are conducting preclinical local pharmacology and toxicology experiments and in 2016 plan to use data from these studies to decide whether to initiate a proof of concept, or PoC, clinical trial for FX007. FX005 is a sustained-release p38 MAP, or mitogen-activated protein, kinase inhibitor which has both analgesic and anti-inflammatory properties. We are primarily focusing our resources towards the development of Zilretta and FX007. We do not plan to continue the internal development of FX005 and plan to seek potential partners for out licensing opportunities.

We have worldwide commercialization rights to all of our product candidates. We also have an exclusive worldwide license agreement with Southwest Research Institute, or SwRI®, with respect to the use of SwRI’s proprietary microsphere manufacturing technologies for certain steroids formulated with PLGA, including Zilretta. If Zilretta is approved, we intend to market our products in the United States through our own sales force targeting specialty physicians, including orthopedists and rheumatologists. Outside of the United States, we are exploring selective partnerships with third parties for the development and commercialization of our product candidates. Each of our product candidates and our PLGA formulation technology is protected through a combination of patents, trade secrets and proprietary know-how, and we intend to seek marketing exclusivity for any approved products.

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

Current therapies for OA are suboptimal, and, because there is no cure for the disease, controlling pain and delaying surgery are the primary goals for treatment regimens. Oral drugs, such as non-steroidal anti-inflammatory drugs, or NSAIDs, including COX II inhibitors, and serotonin and norepinephrine reuptake inhibitors, or SNRIs, as well as topical NSAIDs, are used to treat early-stage OA pain but have limited effect on pain and, given the amount and frequency of use in OA patients, are associated with serious side effects. For example, NSAIDs have shown increased risk of serious cardiovascular (CV) thrombotic events, myocardial infarction, and stroke. Furthermore, this class of drugs can cause serious gastrointestinal (GI) adverse events including bleeding, ulceration, and perforation of the stomach or intestines. These serious side effects are particularly worrisome because OA patients often have co-existing medical conditions, including diabetes and hypertension. For patients with moderate to severe OA pain, IA medicines, such as immediate-release steroids and hyaluronic acid, or HA, injected into the joint, are generally considered well-tolerated, but leave the joint rapidly and fail to produce or maintain clinically meaningful pain relief. For patients who progress to end-stage OA, physicians prescribe opioids, which in addition to the risk of addiction and abuse, have numerous serious side effects including respiratory depression, hypotension, constipation, cardiac events and, increasingly, deaths from unintentional overdose. As a result of these suboptimal therapies, many OA patients experience persistent and worsening pain, which often culminates in the decision for TJA, a painful and expensive procedure. Further, because the initial joint replacement wears out over time, the younger the patient is at the time of the joint replacement, the more likely it is that he or she will require repeat surgery in their lifetime.

Our projections indicate that by 2030 approximately 23.5 million of the 45 million OA patients will have knee OA. According to IMS Health, each year over seven million OA patients in the United States receive IA steroid injection treatments in the knee, hip, shoulder, hand and foot, with over 3.5 million of these being knee injections. In 2014, the number of patients that received knee injections of IA steroids increased approximately 7%. We estimate that an additional 1.4 million patients received knee injections of IA HA, which the FDA has approved for use only in the knee. Despite recent negative guidance related to HA as a treatment for knee OA from specialty societies (e.g. the American Academy of Orthopedic Surgeons (AAOS) and the Osteoarthritis Research Society International (OARSI)) and given that select payer groups have limited reimbursement for the entire class of HA products, which collectively may begin to put downward pressure on HA sales, HA sales in the United States were approximately $750 million in 2014, with a cost per treatment ranging from $500 to $1000. We believe the vast majority of these sales were related to knee therapy. Our clinical trials to date have treated patients with knee OA, which represents the most common joint treated with IA therapies.

Given the limitations of current therapies, we believe Zilretta, if approved, would provide an attractive therapeutic alternative. Clinical trials to date for Zilretta have demonstrated statistically significant and clinically meaningful improvements in validated OA specific measures compared to the current injectable standard of care, persistent therapeutic concentrations of drug in the joint and durable efficacy, and an attractive safety profile with limited systemic exposures and the potential for fewer serious side effects compared to oral OA treatment options.

Our Strategy

Our goal is to cost-effectively develop and commercialize novel, local medicines that safely and effectively address significant unmet medical needs. Currently, we are developing a portfolio of product candidates for the management of OA pain and post-operative pain where we believe there are significant unmet needs. The principal elements of our strategy to accomplish this goal are the following:

•	Focus initially on novel product candidates that provide long-lasting analgesia locally while avoiding systemic side effects. We intend to develop anti-inflammatory and analgesic therapies for the treatment of patients with musculoskeletal conditions, beginning with OA and post-operative pain. Many OA patients will eventually require IA injection therapies to control their pain as the disease progresses. Currently available IA steroids, none of which are formulated for sustained-release, leave the joint rapidly and typically fail to confer pain relief of sufficient magnitude or duration. Since, by medical practice, steroids are not injected more frequently than every three months, patients can experience months of pain during that time. While the benefits of HA injections generally last for a longer period of time than steroid injections, they are only marginally more effective than placebo. As a result, we believe there is a significant unmet medical need for persistent, effective and safe OA pain relief that can be addressed by sustained-release injection therapies. We have therefore formulated our IA product candidate, Zilretta, with the goal of achieving effective drug concentrations in the joint for months, while avoiding significant plasma concentrations of drug that have been linked to systemic side effects. FX007 is being developed to treat post-operative pain and is being formulated to remain in the tissues for a sufficient period of time to provide adequate duration of pain relief.

•	Mitigate development risk and expedite regulatory timeline to product approval. We seek to mitigate development risk by selecting product candidates with validated mechanisms of action. Each of our product candidates also utilizes a unique mechanism of action for achieving analgesia and/or anti-inflammatory effects, which diversifies development risk across multiple targets. In addition, for Zilretta, our sustained-release technology employs PLGA delivery systems, which are already used in approved sustained-release drug products outside of OA and in approved surgical devices. Because Zilretta incorporates an already approved steroid in PLGA, it qualifies for the Section 505(b)(2) NDA pathway under the FDCA, which can be an expeditious, cost-effective means to seek product approval, as well as to potentially expand indications for this product candidate. Section 505(b)(2) of the FDCA enables the applicant to rely, in part, on published literature or the FDA’s findings of safety and efficacy for an existing product in support of its application.

•	Target multiple points in the OA pain treatment spectrum. To maximize the likelihood of bringing products to market successfully, our product candidates target different elements of the OA treatment continuum. Zilretta is targeted for IA therapy in patients with moderate to severe OA pain with the potential to replace currently available IA steroids and HA. FX007 is targeted for patients with post-operative pain, including those undergoing TJAs.

•	Retain commercial rights in the United States and selectively partner outside of the United States. Because IA therapies in the United States are administered by a relatively small number of specialists, particularly orthopedists and rheumatologists, we believe that, if approved, we can cost-effectively commercialize Zilretta with our own specialty sales and marketing organization in the United States, and thereby retain more of the commercial value of this product candidate. In prior years, Genzyme Corporation, which was subsequently acquired by Sanofi, supported sales of Synvisc by utilizing a sales force of approximately 110 representatives. We believe we can establish an effective U.S. commercial organization with our own specialty sales force of approximately 60 to 100 representatives that target orthopedists and rheumatologists. Outside of the United States, we are exploring selective partnerships with third parties for the development and commercialization of Zilretta and our other product candidates.

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

There is no cure for OA. As a result, current treatments are intended to address symptoms of OA, in particular, relief of pain and improvement in functional status. The therapeutic regimen for OA becomes increasingly invasive with progression of the disease, culminating, in many cases, in TJA. In addition, because patients are being diagnosed with OA earlier in their lives, many patients will require repeat TJAs. Because the decision to have TJA is based in large part on intractable pain and functional impairment, we believe that a new therapy which meaningfully and durably relieves pain and improves function could delay TJA.

Current Treatments for OA

Early-Stage OA Treatments. In early disease, treatment begins with non-pharmacologic therapy including exercise, weight control and physical therapy. As the disease progresses, physicians prescribe pharmacologic therapy, beginning with acetaminophen and progressing to oral NSAIDs, including COX II inhibitors, topical NSAIDs or SNRIs. Available oral therapies have serious side effects. For example, Cymbalta, a SNRI, may have a role in worsening depression and the emergence of suicidality in certain patients. In addition to their serious side effects, oral drugs provide limited pain relief and eventually become insufficient to control OA pain for many patients as the disease progresses.

IA Injection Treatments. When non-pharmacologic therapy and oral pain medications prove inadequate, physicians typically transition patients to IA injections. Steroids are first line IA therapy and when this does not provide sufficiently durable pain relief, patients may progress to IA HA, a significantly more expensive, but currently reimbursable, therapy with only marginally greater effect than placebo. Triamcinolone acetonide, or TCA, the corticosteroid used in Zilretta, is amongst the most commonly prescribed IA corticosteroid injections.

End-Stage Treatments. When patients progress to the point where IA injection therapies fail to adequately control OA pain, physicians may prescribe opioids as a medicine of last resort.

TJA and Post-Operative Pain Treatments. Due to severe pain that can no longer be controlled therapeutically, many patients opt to have TJA, which is costly and painful. One of the most prevalent TJA procedures in the United States is total knee arthroplasty. Compared to existing drug therapy, total knee arthroplasty is very expensive, with average costs ranging between $25,000 and $50,000, and as many as 30.0% of patients are dissatisfied with the outcome of this procedure. The earlier a patient receives TJA, the more likely the patient may need repeat replacement surgery in following years. In 2010, inpatient costs exceeded $13 billion per year in the United States for total knee arthroplasty alone and based on some estimates the number of total knee arthroplasties is expected to increase sixfold to 3.5 million procedures per year between 2011 and 2030. Our own market research has indicated that healthcare payors would be willing to reimburse additional OA therapies that have the potential to delay the need for TJA.

Limitations of Current Treatments for OA

Current therapies for OA are suboptimal. Oral drugs, such as NSAIDs, while they may offer adequate analgesia for early-stage OA pain, are associated with serious side effects such as gastrointestinal bleeding and cardiovascular events, and, importantly, are eventually ineffective at managing OA pain as the disease progresses.

IA therapies, including steroids and HA preparations, are generally well-tolerated but provide pain relief that is insufficient or inadequate in duration. All IA steroid therapies approved for OA are immediate-release suspensions or solutions that leave the joint within hours to days and are rapidly absorbed systemically, which may result in undesirable side effects. For example, IA immediate-release steroid injections are associated with elevation of blood glucose in diabetics, which can be of clinical concern. While IA steroids demonstrate large initial analgesic effects relative to other therapies, as a result of leaving the joint quickly, IA steroids typically fail to confer pain relief of sufficient magnitude or duration. In addition, current standards of care dictate that IA steroid suspensions not be administered more frequently than once every three months. Based on internal analysis, we believe approximately 44.0% of patients receiving IA immediate-release steroids are unsatisfied with the duration of benefit.

Despite U.S. sales of over $750 million in 2014, IA HA therapies, which are approved only for treatment in the knee, produce only marginally more effective pain relief than placebo and may have no discernible effect on a patient’s ability to carry out their daily activities. In treatment guidelines for knee OA published in May 2013, the AAOS concluded that current published studies do not show any clinically effective response for HA injections. As a result, the guidelines do not recommend HA treatment for symptomatic knee OA for reasons of “…lack of efficacy…” and, most recently, certain insurance carriers are no longer providing policy coverage of HA and this may begin to put downward pressure on HA sales.

For patients with advanced disease, opioids are the medicine of last resort. Opioids, however, are associated with significant side effects, particularly when administered chronically. These side effects include serious dependency and abuse potential, respiratory depression, hypotension, constipation, cardiac events and, increasingly, deaths from unintentional overdose.

For patients undergoing surgery, control of post-operative pain is an important priority. Numerous post-operative pain treatments exist, including local injection of existing drugs at the time of surgical wound closure, opioids, intravenous acetaminophen and NSAIDs and regional nerve blocks, but these all have limitations in terms of inadequate magnitude and duration of pain relief, troublesome side-effects, such as increased risk of CV and GI events, or functional impairment.

In sum, current therapies, for OA pain are inadequate and do not address the desire among physicians and healthcare payors to manage pain for longer periods of time, which can delay TJA. In addition, existing pain therapies provide suboptimal post-operative pain relief. As such, we believe there is a significant commercial opportunity for (i) an IA therapy that is well-tolerated and can deliver significant and durable analgesia to patients with moderate to severe OA pain, and (ii) a novel therapy that safely provides persistent post-operative pain relief.

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

Our sustained-release technology allows us to incorporate pharmaceuticals in PLGA microspheres for administration of Zilretta and potentially other product candidates. PLGA is a proven sustained-release delivery vehicle that is metabolized to carbon dioxide and water as it releases drug in the IA space and is used in approved drug products and surgical devices. The technology is designed to enable novel formulations of pharmaceuticals by providing controlled, sustained-release of drugs over time and the physical properties of the polymer-drug matrix can be varied to achieve specified drug loads and release rates. Key to the success of our IA therapies is the ability to maintain persistent therapeutic concentrations of drug in the joint, while minimizing systemic exposure. We believe we are the first company to administer PLGA microspheres into a human joint, and preclinical and clinical data suggest that Zilretta may provide local therapeutic concentrations that could last for at least three months and result in very low systemic concentrations of drug. The pharmacokinetic, or PK, clinical trials of Zilretta provide direct evidence that following a single injection, therapeutic concentrations of TCA are maintained locally (in the joint) for at least 12 weeks, while very low concentrations of TCA enter systemic circulation. Furthermore, clinical data from our pivotal efficacy trials of Zilretta suggest that following a single injection, Zilretta can provide durable local pain relief and functional improvement, while producing very low systemic concentrations and attractive systemic safety profiles. Together these data suggest that the persistent local delivery of Zilretta’s active pharmaceutical ingredient from PLGA microspheres has the potential to provide prolonged, local therapeutic effects while reducing the potential for systemic side effects.

We are currently developing two product candidates that span the OA pain spectrum:

•

Zilretta is our lead, late-stage, intra-articular, sustained-release investigational steroid treatment that combines TCA with PLGA. Zilretta was specifically designed to provide sustained therapeutic concentrations in the joint and persistent analgesic effect, and is intended to address the limitations of current IA therapies by providing local and long lasting analgesia over a period of months while minimizing systemic exposure and avoiding serious side effects common to oral therapies prescribed for OA pain. In our recently completed Phase 3 clinical trial, Zilretta demonstrated statistically significant and clinically meaningful pain relief compared to placebo through week 16. Zilretta also showed statistically significant and clinically meaningful improvements in validated OA specific secondary outcome measures at each measured time point through 12 weeks in that trial compared to the current injectable standard of care, immediate-release TCA. While Zilretta was numerically superior to immediate-release TCA at weeks 2 through 12 on the average daily pain rating scale, it did not achieve statistical significance in that measure during the duration of the trial. The frequency of treatment-related side effects was comparable across all treatment arms in the trial.

•	FX007 is our preclinical, small-molecule TrkA receptor antagonist designed to address post-operative pain. We are conducting preclinical local pharmacology and toxicology experiments and in 2016 will use data from these studies to decide on the initiation of a PoC clinical trial for FX007.

•	FX005 is our sustained-release p38 MAP, or mitogen-activated protein, kinase inhibitor, which has both analgesic and anti-inflammatory properties. We do not plan to continue the internal development of FX005 and intend to seek potential partners for out licensing opportunities.

We believe our product candidates and technology will be protected primarily through a combination of patents, trade secrets and proprietary know-how, and we intend to seek marketing exclusivity for any approved products. A composition of matter patent has been issued by the United States Patent and Trademark Office, or U.S. PTO, for Zilretta, with a patent term into 2031. Method of manufacturing and method of use claims have been filed in Divisional applications. Considerable expertise and effort was required to carry out the large body of original work underlying the formulation of Zilretta, including experimenting with, and observing the effects of over 50 steroid and PLGA formulations. We believe our extensive know-how and trade secrets relating to the manufacturing process for Zilretta, including those that relate to precise pharmaceutical release profiles, represent a competitive advantage.

Zilretta—Late-Stage Candidate for IA Therapy for Patients with Moderate to Severe OA Pain

Development Program

To date, we have completed five clinical trials in which we have evaluated Zilretta against either immediate-release TCA injection or placebo (saline) or both. A total of almost 1,100 patients were treated in these five clinical trials, of which approximately 600 patients received Zilretta, 230 patients received immediate-release TCA and 260 patients received placebo.

In February 2016, we announced top-line results from our second pivotal Zilretta study, a Phase 3 clinical trial that enrolled 486 patients with moderate to severe OA knee pain. This Phase 3 trial met its primary endpoint at week 12, demonstrating highly statistically significant (p<0.0001), durable and clinically meaningful pain relief against placebo (saline). In clinical trials, the “p-value” is the probability that the result was obtained by chance. For example, a “p-value” of 0.10 would indicate that there is a 10% likelihood that the observed results could have happened at random. By convention, a “p-value” that is less than 0.05 is considered statistically significant. In addition, Zilretta achieved statistically significant analgesia against placebo in this trial at each of weeks 1 through 16 and patients treated with Zilretta experienced, on average, a 50 percent reduction from baseline pain over weeks 1 through 12. In pre-specified analyses, Zilretta achieved statistical significance against placebo in validated OA specific and quality of life secondary measures at each measured time point through week 12. In pre-specified secondary measures, compared to commercially available immediate-release TCA, Zilretta also achieved statistical significance at each measured time point through 12 weeks on the Western Ontario and McMaster Universities Osteoarthritis Index, commonly referred to as WOMAC®, subscales for WOMAC A (pain), WOMAC B (stiffness) and WOMAC C (function) and the validated Knee injury and Osteoarthritis Outcome Score, commonly referred to as KOOS, quality of life, or QOL, subscale and was numerically superior at weeks 2 through 12 on the daily pain rating scale, although it did not achieve statistical significance in that measure during the duration of the trial. WOMAC is a validated, widely used questionnaire used by healthcare professionals to specifically evaluate the condition of patients with OA of the knee and hip, including pain, stiffness, and physical function of the joints and the KOOS QOL subscale is a validated questionnaire used by healthcare professionals to evaluate the extent to which knee symptoms compromise a patient’s quality of life. The frequency of treatment-related side effects in this study was comparable across all treatment arms in the trial. No drug-related serious adverse events were observed and no patients treated with Zilretta were discontinued from the study due to a treatment-related side effect. We intend to present detailed results from the trial at a future scientific conference and to submit the results for publication in a journal.

In September 2015, we reported top-line results from our first pivotal Zilretta study, a Phase 2b clinical trial that enrolled 310 patients with moderate to severe OA knee pain. In this trial, 40 mg of Zilretta, compared to placebo (saline), demonstrated statistical significance in average pain relief over weeks 1 through 12 (p = 0.0012; 2-sided) and over weeks 1 through 24 (p = 0.0209; 2-sided) (see Figure 1). At weekly time points, 40 mg of Zilretta also demonstrated superiority to placebo in pain relief beginning at week 1, continuing to week 11 and also at week 13 (p < 0.05 at each time point; 2-sided) (see Figure 2). The primary endpoint of the trial, pain relief against placebo at week 12, did not reach statistical significance (p = 0.0821; 2-sided) (see Figure 2). However, a pre-specified, commonly applied sensitivity analysis, Baseline Observation Carried Forward/Last Observation Carried Forward (BOCF/LOCF), that addresses missing data due to patient dropouts demonstrated statistical significance for the primary endpoint at week 12 (p = 0.042), while also demonstrating significance at all time points between weeks 1 and 11 and at week 13 (p<0.05 at each time point; 2-sided) (see Figure 3). Overall, the 40 mg dose of Zilretta performed better than the 20 mg Zilretta dose (see Figure 2). In particular, the 40 mg dose conferred more durable pain relief (see Figure 2). The frequency of treatment-related adverse events across the three groups (Zilretta 40 mg, Zilretta 20 mg and placebo) was comparable, and no drug-related serious adverse events were observed in the trial.

Figure 1: Primary Endpoint Bracketed by Significance

Figure 2: Weekly Mean of Average Daily Pain Intensity Scores

Figure 3:	Average Change from Baseline in the Weekly Mean of Average Daily Pain Intensity (MMRM vs. BOCF/LOCF)

In June 2013, we announced top-line results from our Phase 2b dose-ranging clinical trial of Zilretta, which enrolled 229 patients with moderate to severe knee OA pain. In this trial, Zilretta demonstrated clinically meaningful and statistically significant improvements in pain relief and functional status relative to commercially available immediate-release TCA. Data from this 12-week dose-ranging clinical trial showed that Zilretta had a safety profile that was comparable to the standard of care immediate-release steroid. Patients were injected with 40 mg of immediate-release TCA or 10, 40 or 60 mg of Zilretta. At the 8-week endpoint, the 40 mg dose of Zilretta demonstrated a statistically (p= 0.01) and clinically significant improvement relative to immediate-release TCA, and analyses of pre-specified secondary measures including pain, stiffness and function, patient global impression of change and clinician global impression of change also demonstrated statistical superiority. Additionally, the 40 mg dose of Zilretta produced pain relief that was improved at weeks 2-12 and statistically superior to immediate-release TCA at weeks 5-10 (p < 0.05 at each time point), and the time-weighted average of pain relief was statistically superior to immediate-release TCA over weeks 1-12 (p=0.04). In summary, the extended residency of drug in the joint with 40 mg of Zilretta not only prolonged but also amplified analgesic effect relative to the standard of care. In June 2015, the final study results from this trial were published in the Journal of Bone and Joint Surgery (JBJS), a prominent orthopedic publication.

We previously completed two PK clinical studies of Zilretta that compared the duration of TCA residency in the joint, systemic TCA exposure, and effects on the hypothalamic-pituitary-adrenal, or HPA, axis, which determines the body’s ability to make its own naturally occurring steroids, following a 3 mL injection of Zilretta or an injection of the marketed formulation of immediate-release TCA in patients with OA. The data from these clinical trials showed that at 6, 12 and 16 weeks, the Zilretta 40 mg dose groups had measurable concentrations of drug in synovial fluid. In contrast, the 40 mg immediate-release TCA dose group at 6 and 12 weeks had concentrations of drug that were below the lower limit of quantitation, which means below the measurement capability of the assay. Data from one of these studies also demonstrated that Zilretta reduced systemic TCA exposure and avoided the marked suppression of the HPA axis seen with commercially available steroid suspensions. In sum, these data suggest that IA administration of Zilretta prolongs exposure to TCA in the joint and reduces systemic exposure relative to immediate-release TCA in patients with OA.

In December 2015, we initiated another PK study to provide additional characterization of the local concentrations of TCA, the active pharmaceutical ingredient in Zilretta, in the knee over 20 weeks following a single 5 mL IA injection of Zilretta. In our earlier PK clinical studies we utilized an injection volume of 3 mL, while in our pivotal Phase 2b and Phase 3 clinical trials we used a 5 mL injection volume. The rationale for the increase in injection volume size was to provide adequate dispersion of the microspheres and avoid premature release of drug.

In April 2015, we announced that the U.S. Department of Defense awarded us a grant worth approximately $2 million to conduct a Phase 2 clinical trial investigating Zilretta for the management of OA pain in active military and medically retired veterans with post-traumatic OA of the knee. This ongoing trial is a double-blind, randomized, parallel group, PoC study, in which, we, as the sponsor of the clinical trial, plan to enroll a total of 124 male and female patients between the ages of 20 and 50 and with moderately symptomatic post-traumatic OA of the knee. The primary objective of this study is to assess the analgesic effect of a single IA injection of 40 mg of Zilretta relative to commercially available immediate-release TCA in this population. The primary endpoint is the average change from baseline in the weekly mean of the average daily (24-hour) pain intensity scores over weeks 5 to 10. The study is also designed to assess the effect of Zilretta on function, responder status, global impressions of change, stiffness and consumption of analgesic medications and to assess the safety and tolerability of a single IA injection of 40 mg Zilretta relative to commercially available immediate-release TCA.

We expect to initiate a double-blind, randomized, parallel group, single dose design Phase 2 clinical trial of Zilretta in patients with OA of the knee who also have type 2 (adult) diabetes during 2016. A total of approximately 36 patients will be randomized, and blood glucose levels will be monitored for a total of three weeks (one week prior to injection and two weeks post injection) using a continuous glucose monitoring device. Approximately 20% of patients with knee OA have diabetes and clinical trial data demonstrate that these patients, when treated with IA injections of immediate-release TCA (as well as other corticosteroids) can experience substantial elevations in blood glucose levels in the days post injection. These increases in blood sugar coincide with peak plasma concentrations of the injected steroid and are thought to reflect the anti-insulin effects of such drugs. Since Zilretta has demonstrated minimized systemic exposures in clinical trials and much lower plasma concentrations than those seen with immediate-release TCA, we believe that administration of Zilretta may avoid elevated blood glucose levels. The primary endpoint of this trial is the average blood glucose levels over time from baseline through 72 hours post injection for patients receiving Zilretta compared to patients receiving immediate-release TCA.

We expect to generate repeat-dose safety data for Zilretta in the future and, if Zilretta is approved, submit this data in a supplemental NDA, following commercial launch of Zilretta for single-dose administration.

Regulatory Strategy

In September 2015, we announced that the FDA had granted Fast Track Designation for Zilretta. The FDA’s Fast Track program was designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Additionally, Fast Track Designation allows a company to submit completed sections of a related NDA on a rolling basis. Drugs with the Fast Track designation generally qualify for priority review if supported by clinical data at the time of NDA filing, thereby expediting the FDA review process.

Pending the outcome of a planned pre-NDA meeting with the FDA, we anticipate submitting our Zilretta NDA for single-dose administration to the FDA during the second half of 2016 and expect to develop and subsequently submit repeat-dose safety data in a supplemental NDA in the event Zilretta is approved and successfully launched.

FX007—Early Stage Candidate for Post-Operative Pain

Overview

FX007 is a small molecule TrkA receptor antagonist that is in development for the persistent relief of post-operative pain. TrkA is the receptor for nerve growth factor, commonly known as NGF, a small peptide that is released following tissue injury. NGF binds to TrkA on the surface of pain sensing neurons and renders these cells more responsive to external stimuli. In recent clinical trials of Pfizer’s monoclonal antibody, tanezumab, systemic blockade of NGF demonstrated marked analgesia in a variety of painful conditions. Additionally, human genetic studies demonstrated that patients with a mutation in the TrkA gene have congenital insensitivity to pain. These data indicate that interruption of the NGF-TrkA pathway produces a profound analgesic effect, and in preclinical pharmacology experiments, FX007 has demonstrated both high affinity for the TrkA receptor and analgesic effects in OA and post-operative pain. Because systemic and persistent blockade of NGF with monoclonal antibodies has been associated with rapidly progressive OA requiring TJA, FX007 is being developed for acute, local administration, which has the potential to avoid side effects associated with chronic systemic use.

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

There are approximately 51 million surgeries performed in the United States each year, and the global post-operative pain market was estimated to be $5.9 billion in 2010. Despite the size of this market, however, post-operative pain management remains a challenge for healthcare providers, with studies reporting that up to

80% of patients experience inadequate pain relief after surgery. Given the limitations of current post-operative therapies, we are developing FX007 as a superior alternative to manage post-operative pain. The blockade of the NGF-TrkA pathway has been shown to provide highly effective analgesia. Additionally, acute local administration has the potential to avoid the side-effects associated with systemic and persistent blockade of NGF.

Development Program

FX007 is being developed to treat post-operative pain with target analgesia of at least 36 to 72 hours and is being formulated to remain in the tissues for a sufficient period of time to provide this duration of pain relief. We are conducting preclinical local pharmacology and toxicology experiments and in 2016 will use data from these studies to determine whether to initiate a PoC clinical trial for FX007.

Manufacturing

We believe that the multifaceted nature of PLGA drug product manufacturing and the limited number of capable contract manufacturing companies that offer PLGA drug product manufacturing provides a competitive advantage. The technology is designed to enable novel formulations of pharmaceuticals by providing controlled, sustained-release of drugs over time and the physical properties of the polymer-drug matrix can be varied to achieve specified drug loads and release rates.

Zilretta

We currently do not have manufacturing facilities and thus utilize contract manufacturers to produce our drug substances and drug products used for preclinical and clinical supplies and plan to use contract manufacturers for commercial supplies of Zilretta. Manufacture of PLGA microspheres is a complex process and there are a limited number of contract manufacturing sites with PLGA experience. Our injectable IA sustained-release technology allows us to incorporate pharmaceuticals in PLGA microspheres for administration of Zilretta and potentially other product candidates. Following extensive development programs, we have generated formulations of Zilretta designed to sustain local concentrations of drug in the joint for several months. The Zilretta microsphere PLGA formulation has gone through numerous iterations and has been optimized to provide a controlled release of drug over an extended period of time. In developing this unique combination of manufacturing process and formulation, we have established numerous trade secrets that relate to precise pharmaceutical release profiles.

The active pharmaceutical ingredient in Zilretta, TCA, is manufactured and supplied by Farmabios SpA in accordance with current good manufacturing practice standards, or cGMP. This supplier is subject to regular inspections by the FDA. The PLGA material used in the manufacture of our finished product is currently manufactured by Evonik Corporation, or Evonik, which is also subject to regular FDA inspections

In August 2015, we entered into Manufacturing and Technical Transfer Agreements with Patheon U.K. Limited, or Patheon, for the manufacture of clinical and commercial supplies of Zilretta finished drug product. Under the terms of the Technical Transfer Agreement, Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its United Kingdom facility for the manufacture of Zilretta in dedicated manufacturing suites. We have agreed with Patheon, among other things, to provide them with the equipment necessary to manufacture Zilretta in these suites, to pay for construction of the suites, and to make payments related to their establishment and validation of manufacturing processes in the suites. Successful completion of manufacturing process validation at Patheon, along with FDA approval of the Patheon facility, must be secured prior to commercial launch of Zilretta.

We had previously planned to use both Evonik and Patheon to manufacture clinical and commercial supplies of Zilretta finished drug product. Given the progress to date with Patheon and the benefits of their dedicated manufacturing facility for Zilretta, we now plan to use Patheon as our sole supplier of clinical and commercial finished drug product.

Our Technical Transfer Agreement with Patheon expires upon completion of the build out and FDA approval of the dedicated manufacturing suites. We may terminate this agreement if Patheon does not meet certain construction and manufacturing milestones, or at any time for convenience upon 90 days’ notice prior to FDA approval of the Patheon dedicated suite for the manufacture of Zilretta (the “FDA Approval Date”). Either we or Patheon may terminate this agreement in the event of an unremedied material breach by or bankruptcy of the other party or if a material force majeure event remains uncured for a period of more than 90 days. If the agreement is terminated before the FDA Approval Date, the Manufacturing Agreement will concurrently and automatically terminate. If we terminate the Technical Transfer Agreement for convenience prior to the FDA Approval Date, we would be obligated to pay Patheon a termination fee of 1.3 million British Pounds and pay for the costs associated with removing our manufacturing equipment and for Patheon’s termination costs up to a specified maximum amount.

The initial term of the Manufacturing Agreement is 10 years from the FDA Approval Date. We may terminate this agreement upon one month’s notice if a regulatory authority causes the withdrawal from, or halts development of, Zilretta (in either case for reasons outside our reasonable control) in the United States or any other market that represents 80% of our overall sales. We may also terminate this agreement at any time for convenience by providing (i) prior to the FDA Approval Date, three months’ notice and, (ii) after the FDA Approval Date, 24 months’ notice. Either we or Patheon may terminate this Agreement in the event of (a) an unremedied material breach or bankruptcy of the other party, (b) if a material force majeure event remains uncured for a period of more than 90 days and (c) the granting of a permanent injunction to a third party claiming intellectual property infringement of Zilretta in the United States or UK. Upon termination of this agreement, we are obligated to pay for the costs associated with the removal of our manufacturing equipment and for Patheon’s termination costs up to a specified maximum amount.

FX007

The active ingredient for FX007 is manufactured by AstraZeneca. Existing inventory of drug substance is from AstraZeneca and is suitable for preclinical and early clinical development. If we initiate a PoC trial for FX007 following the generation and evaluation of certain preclinical data, we would identify a new supplier to manufacture drug substance for potential use in later-stage clinical development and, if approved, for commercial supply.

Commercial Strategy

In advance of potential drug approval of Zilretta, we intend to build a commercial infrastructure in the United States to effectively support the commercialization of Zilretta. We believe that we can effectively promote Zilretta to the approximately 9,000 orthopedists and rheumatologists who perform more than 75% of OA treatment injections in the United States with a targeted, sales force of approximately 60 to 100 representatives. Support for this team will include sales management, internal sales support, distribution support, and an internal marketing group. Additional requisite capabilities will include focused management of key accounts such as managed care organizations, pharmacy benefits managers, specialty pharmacies, group purchasing organizations, and government accounts.

Of patients who are treated for OA, it is estimated that 70% receive IA injections from orthopedic surgeons or sports medicine specialists. An additional 8% of patients receive IA injections from physical medicine and rehabilitation (PM&R) specialists and rheumatologists. Finally, the remaining 22% of IA injections are administered by a wider array of physicians, the largest subgroup being general practitioners. We believe we can effectively cover all specialties and successfully execute our future commercial plans using a cost-efficient strategy, particularly given that orthopedists and rheumatologists are familiar with IA injections utilizing the same steroid in the same dose.

In clinical trials completed to date, Zilretta has demonstrated clinically meaningful and statistically significant improvements in validated OA specific measures compared to commercially available immediate-release TCA. We believe Zilretta’s prolonged analgesia could delay the need for TJA, a costly, highly-invasive procedure with a protracted recovery time. Our own market research has indicated that healthcare payors would be willing to reimburse any additional OA therapies that have the potential for pharmacoeconomic benefits reflecting differential efficacy and durability and the potential to delay costly and invasive TJAs. As a result of its potential to both provide increased patient satisfaction and to delay TJA, we believe Zilretta will be priced competitively with existing HA therapies.

Outside of the United States, we are exploring selective partnerships with third parties for the development and commercialization of Zilretta and our other product candidates.

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

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, durability, safety, price and the availability of reimbursement from government and other third-party payors. We believe we will compete favorably by having:

•	product candidates that have validated mechanisms of action for pain relief;

•	sustained-release technology that enables our therapies to maintain persistent therapeutic concentrations in the joint and provide substantial and durable efficacy; and

•	product candidates with attractive safety profiles with limited systemic exposures and the potential for fewer side effects.

Zilretta Competition

Immediate-release steroids and HA are currently the two marketed classes of IA products that would compete with Zilretta, if approved. Immediate-release steroids are generic and widely used as a first line injectable therapy, but leave the joint rapidly after injection and typically fail to confer pain relief of sufficient magnitude or duration. Zilretta has demonstrated in clinical trials that it persists in the joint at therapeutic concentrations for at least 12 weeks following injection, whereas there was no measurable immediate-release TCA in the joint by that time. In clinical trials, Zilretta also demonstrated clinically meaningful and statistically significant improvements compared to with immediate-release TCA in validated OA specific measures. In addition to immediate-release steroids, Zilretta would compete with HA in patients considering something beyond an immediate-release steroid injection. The magnitude of pain relief demonstrated by Zilretta in clinical trials to date is much greater than that seen in historic HA clinical trials, in which HA demonstrated only marginal pain relief over placebo in knee OA patients, although to date Zilretta has not been evaluated in head-to-head clinical trials against HA. Also on the market are platelet rich plasma injections, but these require on site preparation from blood drawn from the patient, have generated questionable efficacy in controlled clinical trials and we believe they are unlikely to be a broadly embraced therapeutic option for OA patients. Because platelet rich plasma is a therapy derived from the individual patient’s blood, it does not require and has not received FDA review or approval. For that reason, it is generally not reimbursed by payers and patients must pay out of pocket to receive this therapy.

In addition to marketed IA medications for OA, other companies have OA product candidates in advanced stages of clinical development. These IA products include:

•	Anika Therapeutics, Inc.’s Cingal®, which is a mixture of Anika’s Monovisc and a low dose of a commonly used immediate-release steroid. Anika filed a Pre-Market Application with the FDA for Cingal based on a single pivotal clinical trial. In December 2015, Anika announced that due to the steroid component of the product, it will need to file this product candidate under an NDA.

•	Carbylan Therapeutic’s Hydros-TA, which is a mixture of Carbylan’s own HA and a low dose of a commonly used immediate release steroid. In February 2016, Carbylan announced that Hydros-TA met only one of its two primary endpoints in its first Phase 3 study.

•	Actavis plc/Hanmi Pharmaceuticals Co., Ltd.’s HA product Hyalrheuma, which is an HA preparation.

•	TissueGene, Inc.’s Invossa™, which is a combination of human allogeneic chondrocytes and TGF-b1 transfected allogeneic chondrocytes. Invossa is currently in Phase 3 clinical studies.

•	Ampio Pharmaceuticals, Inc.’s Ampion™, which is a derivative of human serum albumin, is described as having anti-inflammatory properties, and is formulated for immediate-release. Ampion is currently in Phase 3 clinical trials.

We believe that other programs, such as Orthotrophix’s TPX-100, Merck Serono’s FGF-18, Abbvie’s ABT-981, Menarini’s MEN16132, Dong-A’s DA-5202, Mariel Therapeutics BMP-7, Samumed’s SM04690 and Allergan, Inc.’s botulinum toxin, have not yet entered Phase 3 clinical trials. Autologous cartilage transplantation products, like Carticel, are appropriate for focal defects in cartilage, not the kind of diffuse disease that is seen with OA. Eupraxia’s EP-104 is a pre-clinical/Phase 1 therapy that combines an unapproved carrier technology (Plexis) with a steroid (fluticasone) that is approved for uses other than for the treatment of knee OA. Stem cell approaches to OA are being explored, but these are earlier in development, bear significant technical risks and it remains to be seen how applicable they will be to the treatment of OA.

Finally, there are many new oral therapies in development for OA pain, but we believe these therapies are likely to expose patients to systemic safety risks greater than that of Zilretta.

FX007 Competition

Numerous post-operative pain treatments exist, including local administration with combinations of existing analgesic and anti-inflammatory drugs at the time of surgical wound closure, opioids, intravenous acetaminophen, NSAIDs, epidural nerve blocks and regional nerve blocks. However, these all have limitations in terms of inadequate magnitude and duration of pain relief, serious side effects or functional impairment. Pacira Pharmaceuticals currently markets EXPAREL®, a product that combines bupivacaine with the DepoFoam® drug delivery platform to provide up to 24 hours of postsurgical pain control following a single intraoperative administration. In addition, other companies have locally administered post-operative pain product candidates in advanced stages of clinical development. These include Durect Corporation’s Posidur, a bupivacaine based product, Innocoll AG’s Xaracoll, a levobupivacaine based scaffold inserted into the surgical site, and Omeros’ OMS103HP-S, an intraoperative irrigation solution.

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

As of December 31, 2015, we own one U.S. patent, two pending U.S. applications, and counterpart foreign patent applications, along with one pending international application and one pending U.S. provisional patent application, all directed to Zilretta. Our issued U.S. patent directed to Zilretta relates to its composition of matter and has an expiration date in 2031. The Zilretta composition of matter patent is the result of several unique discoveries relating to a narrow drug load specification, a certain release profile of polymers, specific polymer weights and ratios and clinical efficacy observed within a dose-range. Further, for Zilretta, we have foreign patent applications pending in Australia, Canada, Europe, Japan, China and other foreign countries. Our two related pending U.S. non-provisional applications could result in additional claims expiring in 2031 and an additional pending international application, if pursued as a non-provisional international application whereby patents, if granted, based on this international application would have an expiration in 2034. One pending provisional application directed to Zilretta could, if pursued as a non-provisional patent application, result in a patent expiring in 2035. We have also exclusively licensed issued patents, owned by SwRI, directed to our proprietary microsphere manufacturing technology which cover the production of Zilretta. These patents are scheduled to expire in 2025.

For our FX007 product candidate, there are two issued U.S. patents covering our TrkA antagonist compound, which are owned by AstraZeneca and to which we have an exclusive license. These patents are scheduled to expire in 2026 and 2028. We have also licensed counterpart foreign patents that have been granted in Europe and 30 European validation states, Australia, Canada, and other foreign countries, such as China, India, Russia and New Zealand, which are scheduled to expire in 2026. We have licensed counterpart patent applications that are pending in a number of additional countries, which, if granted, will expire in 2026.

We have other patent applications on formulations or uses of compounds that are not relevant to our current programs in development.

Trade Secrets and Proprietary Information

The Zilretta microsphere PLGA formulation has gone through numerous iterations and has been optimized to deliver the drug substance with a controlled release of drug over an extended period of time. In developing this unique combination of manufacturing process and formulation, we have established numerous trade secrets, including those that relate to a precise pharmaceutical release profile. In addition, due to the complexity of the sustained-release technology and the time, costs and technical risks involved in demonstrating bioequivalence through clinical trials, we believe that the ability of manufacturers to gain market approval for generic alternatives to our products upon expiration of our patents and FDA exclusivity will be challenging.

We seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees to execute a Proprietary Information, Inventions, Non-Solicitation, and Non-Competition Agreement upon the commencement of their employment. Consultants and other advisors are required to sign consulting agreements. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed during employment shall be our exclusive property to the extent permitted by law. Further, we require confidentiality agreements from entities that receive our confidential data or materials.

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

Southwest Research Institute Manufacturing® (SwRI) License. In July 2014, Flexion executed an exclusive worldwide licensing agreement with SwRI to utilize proprietary microsphere manufacturing technologies for production of Flexion’s sustained-release drug candidates, including Zilretta. The SwRI technologies employ a uniquely controlled and continuous atomizing technology that will facilitate scale-up of commercial supply. This exclusive agreement provides for an expanded field of use in a variety of musculoskeletal disorders, as well as broader polymer and steroid ranges, which offers the flexibility to potentially explore different doses, disease indications, and drug-PLGA combinations. Flexion made an up-front payment upon execution of this license and will pay an additional milestone payment upon FDA approval of Zilretta for knee OA. The license is non-royalty bearing and remains in effect through patent term expiry.

Government Regulation and Product Approval

Government authorities in the United States at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Zilretta and any other drug candidate that we develop must be approved by the FDA before they may be legally marketed in the United States and by the corresponding foreign regulatory agencies before they may be legally marketed in foreign countries.

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

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices, or GLP, or other applicable regulations;

•	submission to the FDA of an investigational new drug, or IND, application, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials according to the FDA’s laws and regulations pertaining to the conduct of human clinical studies, collectively referred to as Good Clinical Practices, or GCP, and according to the International Conference of Harmonization, or ICH, GCP guidelines, to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA for a proposed new drug;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug is produced and tested to assess compliance with the FDA’s cGMP requirements, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the non-clinical and clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncertain.

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the non-clinical testing stage, also referred to as preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP. The investigational new drug application, or IND, sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, among other things, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trial.

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

Progress reports detailing the status of drug development and results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects or patients. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board (if applicable) may suspend a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to study subjects.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the safety, identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

FDA Review and Approval Processes

The results of product development, preclinical studies and clinical studies for claimed indications as well as descriptions of the manufacturing process and controls, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Additionally, the results of product development, preclinical studies and clinical trials for the claimed indications in all relevant pediatric subpopulations and the support for dosing and administration for each pediatric subpopulation for which the product is safe and effective, are contained in an NDA. The FDA may grant deferrals for submission of pediatric data or full or partial waivers after the initial submission of a pediatric study plan following an end of Phase 2 meeting unless otherwise agreed upon by the FDA and the sponsor. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

An NDA may also be submitted under the Fast Track program if the related product candidate has received Fast Track Designation from the FDA for the intended indication. The FDA’s Fast Track program was designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Drugs with the Fast Track Designation generally qualify for priority review if supported by clinical data at the time of NDA filing, thereby expediting the FDA review process.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Applications submitted under the FDA’s Fast Track program allow companies to submit completed sections of a related NDA on a rolling basis and are subject to the same review and acceptance procedures. Once the submission is complete and accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 12 months after submission of an NDA for a new molecular entity in which to complete its initial review of a standard NDA and respond to the applicant, and eight months for a priority review NDA. In addition, the FDA has 10 months after submission of an NDA for a non-new molecular entity in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority review NDA. The FDA does not always meet its PDUFA goal dates for review of standard and priority review NDAs. The review process and the PDUFA goal date may be extended by additional three month review periods whenever the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review cycle.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or REMS to assure safe use of the product through distribution or other controls. In addition, the FDA may require post approval studies, referred to as Phase 4 testing, which involves clinical trials designed to further assess a product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

In the United States, third-party payors include federal and state government payor programs, including Medicare and Medicaid, managed care providers, private health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the third-party payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. In addition, our drug candidates may not be considered medically necessary or cost-effective.

A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not ensure that other payors also will provide coverage or an adequate reimbursement rate for the drug product. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest. We expect that the pharmaceutical industry will continue experiencing pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug candidates that we are developing and could adversely affect our net revenue and results.

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

Healthcare Reform

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs, improve healthcare quality or expand access to healthcare.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively PPACA, was enacted as a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of PPACA of importance to our potential drug candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50.0% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133.0% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements under the federal Open Payments program, created under Section 6002 of PPACA, and its implementing regulations, that manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to Centers for Medicare and Medicaid Services, or CMS, information related to “payments or other transfers of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and that applicable manufacturers and applicable group purchasing organizations report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for non-compliance;

•	an FDA-approval framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	creation of the Independent Payment Advisory Board, which has authority to recommend certain changes to the Medicare program that do not affect coverage or quality, which, among other things, could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•	establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was enacted, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We expect that PPACA, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, as well as additional downward pressure on the price that we receive for any approved product. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including several recent U.S. Congressional inquiries and proposed bills designed to, among other things, increase drug pricing transparency, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are subject to regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. For example, various activities, including but not limited to sales, marketing and scientific/educational grant programs, must comply with the anti-fraud and abuse provisions of the Social Security Act, the federal Anti-Kickback Statute, the federal False Claims Act and similar state laws, each as amended. Failure to comply with such requirements could potentially result in substantial penalties to us. Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend against enforcement or litigation, in light of the fact that there is significant enforcement interest in pharmaceutical companies in the United States, and some of the applicable laws are quite broad in scope.

The federal Anti-Kickback Statute prohibits any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of business, or the furnishing, recommending, or arranging for the purchase, lease or order of a good, facility, item or service, for which payment may be made under a federal healthcare program, such as the Medicare or Medicaid program. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers, among others, on the other. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and strict compliance is required. Other practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by PPACA, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Additionally, many states have adopted laws similar to the federal Anti-Kickback Statute, and some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payor, not only the Medicare and Medicaid programs in at least some cases, and do not contain safe harbors.

Federal false claims and false statements laws, including the federal False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for items or services, including drugs, for payment to, or approval by, a federal healthcare program, including Medicare or Medicaid. The qui tam provisions of the False Claims Act allow a private individual to bring a civil action on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and are not limited to claims submitted to a federal healthcare program. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. For example, the False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare numbers when detailing the provider of services, improper promotion of off-label uses (i.e., uses not expressly approved by FDA in a drug’s label), and allegations as to misrepresentations with respect to the services rendered. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, state and third party reimbursement of our future products, and the sale and marketing of our future products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance. Also, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business. For example, HIPAA and its implementing regulations established uniform federal standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. Additionally, the Health Information Technology for Economic and Clinical Health Act, referred to as HITECH, and its implementing regulations make HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

We may also be subject to various federal and state marketing expenditure tracking and reporting laws, which generally require certain types of payments and other transfers of value, among other things, provided to physicians, other healthcare professionals, and healthcare entities in the United States to be tracked and reported. Compliance with such requirements may require investment in infrastructure to ensure that tracking and reporting is performed properly, and some of these laws result in the public disclosure of the reported information and relationships. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, or register their sales representatives, as well as prohibiting pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and prohibiting certain other sales and marketing practices. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, contractual damages, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Employees

As of December 31, 2015, we had 48 full-time employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Research and Development

We invested $32.7 million, $17.9 million, and $11.1 million in research and development in the years ended December 31, 2015, 2014 and 2013, respectively.

Corporate and Other Information

We were incorporated in Delaware in November 2007. Our principal executive offices are located at 10 Mall Road, Suite 301, Burlington, Massachusetts 01803, and our telephone number is (781) 305-7777. Our corporate website address is www.flexiontherapeutics.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also regularly post copies of our press releases as well as copies of presentations and other updates about our business on our website at www.flexiontherapeutics.com. Information contained in our website does not constitute a part of this Annual Report or our other filings with the SEC. The SEC maintains an internet site that contains our public filings with the SEC and other information regarding our company, at www.sec.gov. These reports and other information concerning our company may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

We have limited operating history. To date, we have focused primarily on developing our lead product candidate, Zilretta. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $46.3 million, $27.3 million, and $18.2 million for fiscal years 2015, 2014, and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $139.8 million.

We have devoted most of our financial resources to product development, including our non-clinical development activities and clinical trials. To date, we have financed our operations exclusively through the sale of equity securities and debt. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. To date, none of our product candidates have been commercialized, and if our product candidates are not successfully developed or commercialized, or if revenue is insufficient following marketing approval, we will not achieve profitability and our business may fail. Even if we successfully obtain regulatory approval to market our product candidates in the United States, our revenue is also dependent upon the size of the markets outside of the United States, as well as our ability to obtain marketing approval and achieve commercial success.

We expect to continue to incur substantial and increased expenses as we expand our development activities and advance our clinical programs, particularly with respect to Zilretta and as we prepare for an NDA submission of, scale up manufacturing for and prepare to commercialize Zilretta. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

We have never generated any revenue and may never be profitable.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We do not anticipate generating revenue from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

•	completing clinical development of Zilretta, as well as advancing clinical development of our other product candidates;

•	obtaining regulatory approval for Zilretta as well as our other product candidates; and

•	launching and commercializing any product candidates for which we receive regulatory approval, either by building our own targeted sales force or by collaborating with third parties.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of increased expenses, when, or if, we will begin to generate revenue from product sales, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to those that we currently anticipate. In particular, while we believe that the data from our pivotal Phase 2b and Phase 3 trials of Zilretta will be sufficient to support an NDA filing, the FDA may not agree with our assessment and could require us to complete an additional pivotal trial prior to NDA submission or prior to approving our NDA, which would be costly to complete and would delay our ability to eventually receive regulatory approval and generate revenue from product sales.

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

If we fail to obtain additional financing, we would be forced to delay, reduce or eliminate our product development programs and planned commercialization activities.

Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials, and building and maintaining sales and marketing capabilities, is expensive. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs, including our on-going and planned clinical trials for Zilretta, continue our manufacturing scale-up activities and build a sales and marketing organization to commercialize Zilretta.

As of December 31, 2015, we had cash, cash equivalents and marketable securities of $118.6 million and working capital of $104.0 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital requirements for at least the next twelve months, including through the submission of an NDA for Zilretta, assuming no additional pivotal trials are required. Regardless of our expectations as to how long our cash, cash equivalents and marketable securities will fund our operations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect or the FDA could impose additional or different clinical development requirements on us prior to our submission of an NDA for Zilretta. In any event, we may require additional capital prior to commercializing Zilretta or any of our other product candidates.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. For example, while we have the ability to borrow an additional $15.0 million under our credit facility, we may not be able to satisfy the conditions to borrow the additional amounts at the time we desire to do so, including, if the data from our recently completed Phase 3 clinical trial is not sufficient to file an NDA for Zilretta. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

Our credit and security agreement with MidCap Financial SBIC, LP, or MidCap, and Silicon Valley Bank contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect under our credit and security agreement if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.

On August 4, 2015, we entered into a credit and security agreement with MidCap Financial Trust, as agent, MidCap Financial Funding XIII Trust and Silicon Valley Bank, as agent, to borrow up to $30.0 million and contemporaneously drew down $15.0 million under the credit facility. The agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

A breach of any of these covenants could result in an event of default under the agreement. As of December 31, 2015 we were in compliance with these covenants. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include negative results in our future clinical trials or unfavorable determinations by the FDA with respect to the potential approval of Zilretta, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the agreement occurs. In the case of a continuing event of default under the agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the lenders a security interest under the agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the agreement are secured by all of our existing and future assets, excluding intellectual property, which is subject to a negative pledge arrangement.

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

Risks Related to Clinical Development and Regulatory Approval

We are substantially dependent on the success of our lead product candidate Zilretta, which is in a later stage of development than our other product candidates. We cannot give any assurance that Zilretta will successfully complete on-going or future clinical development or receive regulatory approval, which is necessary before it can be commercialized.

Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and successfully commercialize our lead product candidate Zilretta, for which we recently completed pivotal Phase 2b and Phase 3 clinical trials. Any delay or setback in the development or regulatory approval of any of our product candidates, but particularly Zilretta, could adversely affect our business and cause our stock price to decline. Should our on-going or planned Zilretta clinical development fail to be completed in a timely manner or at all, or be sufficient to support regulatory approval, we may be forced to rely on our other product candidates, which are at an earlier development stage and will require additional time and resources to obtain regulatory approval and proceed with commercialization. We cannot assure you that our on-going or planned clinical development for Zilretta will be completed in a timely manner, or at all, or that we will be able to obtain approval for Zilretta from the FDA or any foreign regulatory authority.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development. We have never submitted an NDA.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials. In particular, the results generated in our recently completed Zilretta pivotal Phase 3 clinical trial does not ensure that any on-going or future Zilretta clinical trial will be successful or consistent with the results generated in the Phase 3 trial.

We have conducted preclinical toxicology studies in healthy dogs with single and repeat doses of Zilretta, blank microspheres and immediate-release TCA. The immediate-release TCA and Zilretta groups produced similar findings in these studies. In the single-dose study, local cartilage findings of reduced extracellular matrix were completely reversed by the end of the nine-month recovery period in both the Zilretta and immediate-release TCA study arms. With repeat administrations of Zilretta and immediate-release TCA, a larger reduction in extracellular matrix in cartilage partially recovered by six months following the last dose; however, structural changes in cartilage were observed with repeat administrations of both Zilretta and immediate-release TCA. Repeat administration of immediate-release TCA has a long history of safe clinical use in patients with OA, and in a randomized, double-blind clinical trial conducted in 2003 by Raynauld et al, administration of immediate-release TCA or saline every three months for up to two years in 68 OA patients was well-tolerated and demonstrated no deleterious effects in the knee joint when assessed by clinical exam and X-ray evaluation. Using a more sensitive MRI imaging technology in 2015, Driban et al again demonstrated that cartilage structure changes between OA patients treated with immediate-release TCA and saline in patients were similar. We intend to study Zilretta in a repeat dose safety clinical trial and to submit repeat dose data in a supplemental NDA following submission of the NDA for single administration of Zilretta. It is possible that we could observe detrimental effects on cartilage with repeated doses of Zilretta, similar to those outcomes observed in our preclinical studies, which would limit Zilretta’s commercial potential and could harm our ability to maintain regulatory approval.

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. In addition to the safety and efficacy traits of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. For example, although our Zilretta pivotal Phase 2b clinical trial showed statistical significant pain relief with the 40 mg dose compared to placebo at weeks 1-11 and week 13, the result was not statistically significant at week 12 and therefore the primary efficacy endpoint of the trial was not achieved. We believe after consultations with external regulatory advisors that, based on our positive Phase 3 efficacy data, our Phase 2b clinical trial could be considered a pivotal trial by the FDA. However, we cannot guarantee that the FDA will accept the Phase 2b trial as pivotal or that we won’t be required to conduct an additional pivotal trial which would delay our NDA submission or approval timeline and result in additional development costs. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. In any event, our future clinical trials may not be successful.

If Zilretta or any other product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be materially harmed. If the results of any of our on-going or future clinical trials for Zilretta demonstrate unexpected safety findings or do not achieve the primary efficacy endpoint, the prospects for approval of Zilretta, or the commercial potential for Zilretta, if approved, as well our stock price and our ability to create stockholder value would be materially and adversely affected.

If the FDA does not conclude that Zilretta satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for Zilretta under Section 505(b)(2) are not as we expect, the approval pathway for Zilretta will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We intend to seek FDA approval through the Section 505(b)(2) regulatory pathway for Zilretta. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we may still need to conduct additional trials and we cannot guarantee that Zilretta will receive the requisite approvals for commercialization. If this were to occur, the time and financial resources required to obtain FDA approval for Zilretta, and complications and risks associated with Zilretta, would likely substantially increase. We may also need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than Zilretta, which could materially adversely impact our competitive position and prospects.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, some pharmaceutical companies and others have objected to the FDA’s interpretation of

Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2), including our planned NDA submission for Zilretta.

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

For example, our previously completed Phase 2b dose-ranging clinical trial for Zilretta was initially subject to a clinical hold imposed by the FDA due to the observation of effects of PLGA microspheres on synovial tissue from Zilretta injections. While we were able to begin enrollment initially at non-U.S. sites and later at U.S. sites after the clinical hold was lifted without restriction by the FDA, the hold delayed our completion of the trial and resulted in additional expense. Also in September 16, 2014, the FDA notified us that it had placed a clinical hold on the Zilretta IND due to a single occurrence of what was then reported to be septic arthritis, an infection of the injected knee joint, of a patient in the clinical trial. While the clinical hold was lifted on December 1, 2014 following our successful completion of testing and investigation requested by the FDA, the hold delayed the completion of our previously completed pivotal Phase 2b clinical trial and delayed the initiation of our recently completed pivotal Phase 3 clinical trial.

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

For example, while no serious adverse events, or SAEs, assessed as related to study drug have been observed in any of our completed clinical trials of Zilretta to date, there have been some AEs assessed as at least possibly related to the study drug. Excluding our recently completed Phase 3 clinical trial, the most common AEs that were observed in greater than five percent of the Zilretta patients in our completed studies were arthralgia (pain in any joint) and headache and were generally mild to moderate in severity. If drug-related SAEs are observed in any of our clinical trials, our ability to obtain regulatory approval for our product candidates may be adversely impacted.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, we cannot guarantee that the FDA will not require additional or different clinical trials in support of our submission of an NDA for Zilretta despite the most recent guidance we have received from the FDA. In particular, we plan to meet with the FDA following the recent completion of our pivotal Phase 3 clinical trial to discuss, among other topics, whether data from this trial and our pivotal Phase 2b clinical trial will be sufficient to support an NDA submission for Zilretta, and cannot guarantee that the FDA will agree that additional pivotal trials are not required. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

In addition, despite our receipt of Fast Track Designation for Zilretta, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program or otherwise. The lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market Zilretta or our other product candidates, which would harm our business, results of operations and prospects significantly.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidates. For example, we believe that, to the extent our clinical development of Zilretta continues to focus on knee OA, any initial indication of Zilretta would be limited to the treatment of knee OA, as opposed to the treatment of OA generally. If an initial indication is limited to knee OA, we would likely need to conduct additional clinical trials in order to market Zilretta for other indications and expand its market potential. In addition, we are choosing to pursue an initial approval of Zilretta for single-dose administration. While we intend to develop and submit clinical data for repeated dosing of Zilretta in a supplemental NDA, if we were unable to expand the label for Zilretta to include repeat dosing, our ability to fully market Zilretta would be limited.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for Zilretta as a single-dose therapy for knee OA, physicians may nevertheless use Zilretta for their patients in a manner that is inconsistent with the approved label, potentially including repeat dosing or as an injection in other joints. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Even if we obtain regulatory approval for Zilretta or other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Zilretta and our other product candidates, if approved, will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Any relationships with healthcare professionals, principal investigators, consultants, actual and potential customers, and third-party payors in connection with our current and future business activities are and will continue to be subject, directly or indirectly, to federal and state healthcare laws. If we are unable to comply, or have not fully complied, with such laws, we could face criminal sanctions, civil penalties, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.

Our operations may be directly or indirectly subject to various federal and state healthcare laws, including without limitation, fraud and abuse laws, false claims laws, marketing expenditure tracking and disclosure (or “sunshine”) laws, government price reporting, and health information privacy and security laws. If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance are also likely to increase. These laws may impact, among other things, our current activities with investigators and research subjects, as well as proposed sales, marketing, promotion, manufacturing, distribution, pricing, discounting, customer, incentive programs, education programs and other business arrangements and activities. In addition, we may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, order or recommendation of an item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalties laws, including the civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform services involving the use or disclosure of individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, PPACA, and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members;

•

state and foreign law equivalents of each of the above federal laws and regulations, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA, thus complicating compliance efforts;

•	the Foreign Corrupt Practices Act, a U.S. law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals);

•	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•	state and federal government price reporting laws that require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement, rebates and/or discounts on our marketed drugs (participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, and potentially limit our ability to offer certain marketplace discounts).

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Even if we obtain FDA approval for Zilretta or any other product candidate in the United States, we may never obtain approval for or commercialize our product candidates outside of the United States, which would limit our ability to realize their full market potential.

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

Our long-term growth strategy is to develop, acquire or in-license and commercialize a portfolio of product candidates in addition to Zilretta and our other existing product candidates. We do not have internal new drug discovery capabilities. As a result, our primary means of expanding our pipeline of product candidates is to develop improved formulations and delivery methods for existing FDA-approved products and/or select and acquire or in-license product candidates for the treatment of therapeutic indications that complement or augment our current pipeline, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Developing new formulations of existing products or identifying, selecting and acquiring or licensing promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual development, acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to add additional product candidates to our pipeline, our long-term business and prospects will be limited.

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

If we were to experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat clinical trials. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers or other third party manufacturers to manufacture our product candidates, including Patheon with respect to supplies of Zilretta, must be approved by the FDA. While we work closely with our third party manufacturers on the manufacturing process for our product candidates, including quality audits, we generally do not control the implementation of the manufacturing process of, and are completely dependent on, our contract manufacturers or other third party manufacturers for compliance with cGMP regulatory requirements and for manufacture of both active drug substances and finished drug products. If our contract manufacturers or other third party manufacturers cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

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

We are particularly reliant on Patheon with respect to constructing new Zilretta manufacturing suites and establishing and validating the Zilretta manufacturing process in those suites. These Patheon facilities will need to be approved by the FDA as a condition to any NDA approval for Zilretta, as we intend to rely exclusively on Patheon for initial commercial supply of Zilretta. In addition, because Patheon will be manufacturing Zilretta in the United Kingdom, or U.K., it will need to update its facility license with the applicable U.K. regulatory agencies and any delay or inability to do so would delay or prevent Patheon from being able to produce commercial supplies of Zilretta. Furthermore, the manufacturing process for Zilretta is unique and involves specialized equipment and proprietary processes, and Patheon has not previously manufactured Zilretta, which subjects us to heighted risks that Patheon will experience delays in constructing the suites or in establishing and validating the manufacturing process. If Patheon experiences such delays, particularly delays in producing Zilretta in compliance with cGMP regulations, our ability to submit an NDA for Zilretta would be impaired or the FDA may refuse to file or approve the NDA. In addition, due to the fact that all prior cGMP batches of

Zilretta have been produced by Evonik, and any cGMP batches produced at Patheon’s facilities will not have been subject to longer-term stability testing by the time we anticipate submitting an NDA for Zilretta, we will need to demonstrate that Zilretta produced at Patheon’s facilities is comparable to Zilretta previously produced by Evonik. If we are unable to demonstrate such comparability to the satisfaction of the FDA, we may be required to delay our planned NDA submission until such time that batches of Zilretta produced by Patheon have demonstrated sufficient stability.

We also rely on our manufacturers to purchase from third party suppliers the materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our drugs and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a contract manufacturer or other third party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.

We expect to continue to depend on contract manufacturers or other third party manufacturers for the foreseeable future. Other than our commercial supply agreement with Patheon, we have not entered into long-term commercial supply agreements with our current contract manufacturers. Although we intend to do so prior to any commercial launch in order to ensure that we maintain adequate supplies to manufacture finished drug product, we may be unable to enter into such an agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business.

We rely on certain sole sources of supply for our product candidates and any disruption in the chain of supply may cause delay in developing and commercializing our product candidates.

Currently, we use the following sole sources of supply for manufacturing Zilretta: Farmabios SpA for TCA, Evonik Corporation for PLGA, and Patheon for finished microspheres drug product. Because of the unique equipment and process for loading TCA onto PLGA microspheres, transferring finished drug product manufacturing activities for Zilretta to an alternate supplier would be a time-consuming and costly endeavor, and there are only a limited number of manufacturers that we believe are capable of performing this function for us. Switching Zilretta finished drug suppliers may involve substantial cost and could result in a delay in our desired clinical, regulatory and commercial timelines. For Zilretta, we expect that for the foreseeable future we will only seek to qualify Patheon as a commercial supplier with the FDA. As a result, if supply from Patheon is interrupted, there could be a significant disruption in commercial supply. Any alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new Zilretta supplier is relied upon for commercial production.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of Zilretta or any of our product candidates, cause us to incur higher costs and prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue in the event of a product stockout if Zilretta or any other product candidate is approved and launched.

Our agreements with Patheon may expose us to unanticipated expenses and we may never realize an adequate return on our investment.

We and Patheon have entered into Manufacturing and Technical Transfer Agreements for the manufacture of Zilretta. Under the terms of the Technical Transfer Agreement, Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its United Kingdom facility for the manufacture of Zilretta in dedicated manufacturing suites. We have agreed with Patheon, among other things, to provide the equipment necessary to manufacture Zilretta in these suites, to pay for construction of the suites, and to make payments related to their establishment and validation of manufacturing processes in the suites, and we expect these costs to be substantial.

Due to the complexity of the Zilretta manufacturing process and the fact that Patheon has never manufactured Zilretta, the establishment and validation of the Zilretta manufacturing process in the Patheon suits may be subject to heighted risk of cost overruns and delays. If the construction of the Patheon suites is delayed, if Patheon experiences unanticipated cost overruns, if Patheon experiences delays in validating the Zilretta manufacturing process, or if the Patheon suites do not receive regulatory approvals in the timeframe anticipated, if at all, this could have a material adverse effect on our business, financial position and results of operations. In particular, if we are unable to obtain regulatory approval for Zilretta or subsequent commercial supply of Zilretta from Patheon, we may not realize an appropriate return, or any return, on our significant investment in establishing and validating the Patheon manufacturing suites.

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

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive, we are exploring collaborations with third parties outside of the United States that have more resources and experience. For example, we are exploring selective partnerships with third parties for Zilretta development and commercialization outside of the United States. If we are unable to obtain a partner for Zilretta, we may be unable to advance the development of Zilretta in territories outside of the United States, which may limit the market potential for this product candidate. In situations where we enter into a development and commercial collaboration arrangement for a product candidate, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaboration arrangement for such product candidate. If any of our product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to otherwise unlicensed or unaddressed territories outside of the United States. There are a limited number of potential partners, and we expect to face competition in seeking appropriate partners. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on acceptable terms, if at all, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell future approved products, if any, in all of the territories outside of the United States where it may otherwise be valuable to do so. For example, although we plan to seek partners for the development of FX005, if we are unable to secure a partner, FX005 may not be developed further.

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

Even if we are able to establish collaboration arrangements, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. If we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. It is possible that a partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product candidate could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under collaboration and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain.

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

Even if we obtain regulatory approval for Zilretta or any of our other product candidates, the product may not gain market acceptance among physicians, healthcare payors, patients and the medical community, which is critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

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

If our product candidates, including Zilretta, are approved but fail to achieve an adequate level of acceptance by physicians, healthcare payors, patients and the medical community, we will not be able to generate significant revenue, and we may not become or remain profitable.

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

If we are unable to negotiate a strategic partnership or obtain additional financial resources for a product candidate, we may be forced to curtail the development of such product candidate, delay potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, without a partnership, we will bear all the risk related to the development of the product candidate, including in territories outside of the United States. If we elect to increase our expenditures to fund development or commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring Zilretta or any other product candidates to market or generate product revenue.

We and any collaboration partners that we may engage will be competing with many companies that currently have extensive and well-funded marketing and sales operations. If we, alone or with commercialization partners, are unable to compete successfully against these established companies, the commercial success of any approved products will be limited.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Zilretta will be harmed.

Even if we establish a sales force, Zilretta, if approved, will be a newly-marketed drug and, therefore, none of the members of our sales force will have ever promoted Zilretta prior to its launch. As a result, we will be required to expend significant time and resources to train our sales force in marketing Zilretta. In addition, we must train our sales force to ensure that an appropriate and compliant message about Zilretta is being delivered. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate regarding the potential benefits of Zilretta and its proper administration, our efforts to successfully commercialize Zilretta could be put in jeopardy, which would negatively impact our ability to generate product revenues.

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If Zilretta or other product candidates are approved for commercialization, we may enter into agreements with third parties to market these products outside of the United States. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

If we are unable to differentiate our lead product candidate, Zilretta, from existing generic therapies for the treatment of OA, or if the FDA or other applicable regulatory authorities approve generic products that compete with any of our product candidates, the ability to successfully commercialize those product candidates would be adversely affected.

Immediate-release TCA and other injectable immediate-release steroids, which are the current IA standard of care for OA pain, are available in generic form and are therefore relatively inexpensive compared to the price we would expect to receive for Zilretta. These generic steroids also have well-established market positions and familiarity with physicians, healthcare payors and patients. Although we believe Zilretta has the potential for clinically meaningful differentiation as compared to immediate-release TCA based on our clinical trial data, it is possible that as we receive data from additional clinical trials, the data will not continue to support such differentiation. It is also possible that the FDA, physicians and healthcare payors will not agree with our interpretation of our existing and future clinical trial data for Zilretta. If we are unable to demonstrate significant differentiation for Zilretta from immediate-release TCA and other injectable immediate-release steroids, our opportunity for Zilretta to achieve premium pricing and be commercialized successfully, if approved, would be adversely affected. For example, although Zilretta, compared to immediate-release TCA, achieved statistical significance through 12 weeks in validated, OA specific pain, stiffness, function and quality of life secondary measures in our recently completed Phase 3 trial and was numerically superior at weeks 2 through 12 on the daily pain rating scale, it did not achieve statistical significance in the daily pain rating scale during the course of the trial. As a result, it is possible that healthcare payors will not agree with our assessment that Zilretta is sufficiently differentiated from immediate-release TCA to support premium pricing for Zilretta.

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

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, the competition in the pain and OA market is intense. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, the injectable OA treatment market today includes many injectable immediate-release steroids, including TCA, the active ingredient in Zilretta, as well as HA injections. In addition, we expect that injectable therapies such as Zilretta will continue to be used primarily after oral medications no longer provide adequate pain relief. To the extent that new or improved oral pain medications are introduced that demonstrate better long-term efficacy and safety, patients and physicians may further delay the introduction of injectable therapies such as Zilretta in the OA treatment continuum. Zilretta could also face competition from other formulations or devices that deliver pain medication on a sustained basis, such as transdermal delivery systems or implantable devices.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staffs and experienced commercial and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products or drug delivery technologies that are more effective or less costly than Zilretta or any other drug candidate that we are currently developing or that we may develop.

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

If we are unable to achieve and maintain adequate levels of third-party payor coverage and reimbursement for Zilretta or any other product candidates, if approved, on reasonable pricing terms, their commercial success may be severely hindered.

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

Payors may require documented proof that patients meet certain eligibility criteria in order to be reimbursed for Zilretta, requiring that a patient first try and fail generic immediate-release TCA. Payors may even require that pre-approval, or prior-authorization, be obtained from the payor for reimbursement of Zilretta. Patients are unlikely to use our products, including Zilretta, if approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for Zilretta and any of our other product candidates will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

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

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Third party coverage and reimbursement for Zilretta or any of our other product candidates for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, or may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. If coverage and reimbursement are not available or only available at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Recently enacted and future legislation, including health care reform measures, may increase the difficulty and cost for us to commercialize our product candidates and may affect the prices we may obtain.

The United States and some foreign jurisdictions are considering, or have enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, once they are approved for sale. Among policy makers and third-party payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been, and may continue to be, significantly affected by major legislative, congressional and enforcement initiatives. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is already subject to government control.

In March 2010, PPACA was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the PPACA provisions of importance to the pharmaceutical industry are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50.0% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133.0% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•

new requirements under the federal Open Payments program, created under Section 6002 of PPACA, and its implementing regulations that manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to “payments or other transfers of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and that applicable manufacturers and applicable group purchasing organizations report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members, with data collection and reporting to CMS currently required by the 90th day of each calendar year;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for non-compliance;

•	an FDA-approval framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	creation of the Independent Payment Advisory Board, which has authority to recommend certain changes to the Medicare program that do not affect coverage or quality, which, among other things, could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•	establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, as well as additional downward pressure on the price that we receive for any approved product. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including several recent U.S. Congressional inquiries and proposed bills designed to, among other things, increase drug pricing transparency, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. Additionally, we are currently unable to predict what additional legislation or regulation, if any, relating to the healthcare industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business.

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

As of December 31, 2015, we had 48 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. For example, we expect to hire an employee in the United Kingdom to support our manufacturing activities at Patheon and we have never operated outside the United States. We also expect to hire significant additional personnel, including adding a sales and marketing organization. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize Zilretta and our other product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for Zilretta or any of our other product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain such product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

We rely upon a combination of patents, trade secret protection, confidentiality agreements and proprietary know how, and intend to seek marketing exclusivity for any approved product, in order to protect the intellectual property related to product candidates, and to date we have only one issued patent covering Zilretta. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. If this were to occur, early generic competition could be expected against Zilretta and potentially our other product candidates in development. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Also, a third party may challenge our ownership of patents and patent applications assigned to us, or may challenge our exclusive rights to patents and patent applications that we license from third parties. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the additional patent applications we hold with respect to Zilretta or our other product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop them and threaten our ability to commercialize any resulting products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will not be found invalid and unenforceable or will go unthreatened by third parties. Further, if we encounter delays in regulatory approvals, the period of time during which we could market Zilretta or any other product candidate under patent protection could be reduced. Furthermore, patent applications by third parties can result in an interference proceeding in the United States being provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. See “Business—Patents and Patent Applications” for additional information regarding our material patents and patent applications.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug development process that involve proprietary know-how, information or technology that is not covered by patents. For example, we maintain trade secrets with respect to certain of the formulation and manufacturing techniques related to the TCA-formulated PLGA microspheres in Zilretta, including those that relate to precise pharmaceutical release. Although we generally require all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of Zilretta and/or our other product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any drug substance formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents, or until such patents expire. Similarly, if any third party patent were held by a court of competent jurisdiction to cover aspects of our formulations or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

As of December 31, 2015, our executive officers, directors and stockholders affiliated with our officers and directors beneficially owned approximately 19.1% of our voting stock. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startup Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of at least $1 billion, (b) December 31, 2019, (c) the date on which we are deemed to be a large accelerated filer, which would occur at the beginning of a year if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (d) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity and/or convertible debt securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities; our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses, or NOLs, and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. During the quarter ended June 30, 2014, we completed a Section 382 study through February 11, 2014. The results of this study showed that as of February 11, 2014, one historical ownership change within the meaning of Section 382 had occurred in 2009. As a result of this Section 382 limitation, approximately $0.3 million of NOLs will expire unutilized. In addition, we recently completed another Section 382 study through December 31, 2014. The results of this study showed that we experienced an ownership change in 2014 as part of the follow-on offering, however, none of the NOLs will expire due to the Section 382 limitation associated with the ownership change, assuming sufficient future taxable income and no future limitations. Subsequent ownership changes as defined by Section 382 may further limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, our credit and security agreement with MidCap and Silicon Valley Bank contains covenants that restrict our ability to pay dividends. Any return to stockholders will therefore be limited to the appreciation of their stock.

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

Our offices are located in Burlington, MA at a leased facility used primarily for corporate functions. Due to increased headcount and future growth plans, during 2015, the Company amended the original lease to expand the facility from 11,754 square feet to approximately 22,000 square feet. Our lease expires in October 2019.

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

Year Ended December 31, 2015	High	Low
First Quarter	$30.37	$19.08
Second Quarter	$23.70	$15.50
Third Quarter	$29.09	$13.71
Fourth Quarter	$21.71	$13.08

Year Ended December 31, 2014	High	Low
First Quarter (beginning February 12, 2014)	$20.85	$14.05
Second Quarter	$18.23	$11.06
Third Quarter	$21.23	$11.71
Fourth Quarter	$23.64	$14.50

On March 2, 2016, the last reported sale price of our common stock was $10.02.

Comparative Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph shows a comparison from February 12, 2014 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2015 of the cumulative total return for our common stock, the Russell 2000 Growth and Biotech index and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on February 12, 2014. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Holders of Record

As of March 2, 2016, there were approximately 20 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. In addition, pursuant to our credit and security agreement with MidCap and Silicon Valley Bank, we are prohibited from paying cash dividends without the prior consent of MidCap and Silicon Valley Bank. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

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

The selected consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements not included in this document. The selected consolidated financial data for all periods presented reflects the 1-for-8.13 reverse stock split we affected on January 27, 2014.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	32,691	17,923	11,061	11,065	8,241
General and administrative	13,372	9,064	6,704	3,947	3,047

Total operating expenses	46,063	26,987	17,765	15,012	11,288

Loss from operations	(46,063)	(26,987)	(17,765)	(15,012)	(11,288)

Other income (expense):
Interest income	1,246	479	234	194	173
Interest expense	(571)	(401)	(449)	—	—
Other income (expense), net	(927)	(404)	(207)	(164)	(332)

Total other income (expense)	(252)	(326)	(422)	30	(159)
Net loss	$(46,315)	$(27,313)	$(18,187)	$(14,982)	$(11,447)

Net loss per share attributable to common stockholders, basic and diluted(1)	$(2.15)	$(1.97)	$(23.02)	$(27.58)	$(23.26)

Weighted average common shares outstanding, basic and diluted(1)	21,497	13,894	790	543	492

	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities, and long-term investments	$118,604	$151,625	$16,438	$29,383	$10,542
Working capital(2)	104,044	145,328	11,583	27,147	9,024
Total assets	127,139	153,348	18,731	30,008	10,939
Total debt(3)	15,002	3,564	5,002	—	—
Convertible preferred stock	—	—	74,806	74,806	41,836
Total stockholders’ equity (deficit)	103,986	144,942	(64,704)	(47,523)	(32,682)

(1)	See Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.
(2)	We define working capital as current assets less current liabilities.

(3)	Total debt includes the current and long-term portion of our debt net of debt issuance costs. In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The Company elected to early adopt this standard in the year ended December 31, 2015 which requires retrospective application and represents a change in accounting principle.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, a type of degenerative arthritis, referred to as OA. Our portfolio of product candidates addresses the OA pain treatment spectrum, from moderate to severe pain, and provides us with multiple unique opportunities to achieve our goal of commercializing novel, patient-focused therapies. Our pipeline consists of two proprietary product candidates: Zilretta, a late-stage sustained-release, intra-articular steroid, and FX007, a pre-clinical TrkA receptor antagonist for post-operative pain. We retain the exclusive worldwide rights to our product candidates.

We were incorporated in Delaware in November 2007, and to date we have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials with our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From our inception through December 31, 2015, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and, to a lesser extent, debt financing. From our inception through December 31, 2015, we have raised $259.4 million from such transactions, including from our initial and follow-on public offerings. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt or other financings, government or third-party funding, and licensing or collaboration arrangements.

We have incurred net losses in each year since our inception in 2007. Our net losses were $46.3 million, $27.3 million, and $18.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $139.8 million. Substantially all of our net losses resulted from costs incurred in connection with our development programs and from general and administrative expenses associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue the development of our lead product candidate, Zilretta, including our on-going and future clinical trials;

•	seek to obtain regulatory approvals for Zilretta;

•	continue to scale-up manufacturing activities including the supply of clinical trial materials and registration and commercial batches;

•	prepare for the potential launch and commercialization of Zilretta, if approved;

•	establish a sales and marketing infrastructure for the commercialization of Zilretta, if approved;

•	expand our development activities and advance additional product candidates;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for Zilretta or one of our other product candidates, which is subject to significant uncertainty. We anticipate that we will need to raise additional capital after FDA approval of Zilretta and completing clinical development of any of our other product candidates. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, debt or other financings, including convertible debt financings, government or other third-party funding and collaborations, and licensing arrangements. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others, rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full.

Financial Overview

Revenue

We have not generated any revenue since our inception. We do not have any products approved for sale, and we do not expect to generate any revenue from the sale of products in the near future. In the future, if our research and development efforts result in clinical success and regulatory approval, we may generate revenue from the sales of our product candidates, including Zilretta, or we may generate revenue from licensing rights to our product candidates to third parties. If we fail to complete the development of Zilretta or our other product candidates, our ability to generate future revenue, and our results of operations and financial position will be adversely affected.

Operating Expenses

The majority of our operating expenses to date have been related the development activities of Zilretta, and to a lesser extent FX007 and FX005.

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

We expense research and development costs as incurred. Our direct research and development expenses consist primarily of external-based costs, such as fees paid to investigators, consultants, investigative sites, CROs and companies that manufacture our clinical trial materials and potential future commercial supplies, and are tracked on a program-by-program basis. We do not allocate personnel costs, facilities or other indirect expenses to specific research and development programs. These indirect expenses are included within the amounts designated as “Personnel and other costs” in the table below.

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Direct research and development expenses by program:
Zilretta	$22,046	$11,627	$5,593
FX007	669	738	370
FX005	247	211	1,659

Total direct research and development expenses	22,962	12,576	7,622
Personnel and other costs	9,729	5,347	3,439

Total research and development expenses	$32,691	$17,923	$11,061

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

Our research and development expenses are expected to increase in the foreseeable future. Specifically, our costs associated with Zilretta will increase as we conduct additional clinical trials, further the manufacturing process in anticipation of validation and commercialization, including the costs for the build-out of the portion of the dedicated manufacturing facility with our contract manufacturer, Patheon UK Limited, or Patheon, make initial investments for commercial product supply, and otherwise advance our Zilretta development program. Evonik Corporation, or Evonik, is our supplier of PLGA and has manufactured drug product for our Zilretta clinical trial materials, however we have recently decided to use Patheon as our sole supplier of future Zilretta drug product for clinical trials and commercial supply. To that end, we will incur wind down costs with the technology transfer from Evonik to Patheon but are currently unable to estimate those costs. In addition, we are currently conducting a future use and impairment analysis of approximately $2.4 million in manufacturing equipment located at the Evonik facility. We cannot determine with certainty the duration of and completion costs associated with future clinical trials of Zilretta. The duration, costs and timing associated with the development and commercialization of Zilretta and our other product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials and our ability to obtain regulatory approval. As it relates to FX007, we will decide how much funding to direct to the program on an ongoing basis in response to its preclinical and clinical success, as well as ongoing assessments of the commercial potential of the product candidate. As a result of these uncertainties, we are currently unable to estimate with any precision our future research and development expenses for any product candidate, when or if we will achieve regulatory approval, generate revenue from sales of any product candidate or achieve a positive cash flow position.

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

We anticipate that our general and administrative expenses will increase in the future as we continue to build our corporate and commercial infrastructure to support the continued development and potential launch of Zilretta or any of our other product candidates. Additionally, we anticipate increased expenses related to the audit, legal and compliance, regulatory, investor relations and tax-related services associated with maintaining compliance with the Securities and Exchange Commission Nasdaq requirements and healthcare laws and compliance requirements, director and officer insurance premiums and other costs associated with operating as a publicly-traded company.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash, cash equivalents, marketable securities, and long-term investments balances. The primary objective of our investment policy is capital preservation.

Interest expense. In January 2013, we borrowed $5.0 million under a credit facility with MidCap Financial SBIC, LP, or MidCap, and began to incur interest related to this borrowing at a fixed rate of 8.0% per annum. In March 2015, we paid MidCap $3,236,019 to satisfy our obligation related to the credit facility.

In August 2015, we borrowed $15.0 million under a credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank, and began to incur interest related to this borrowing at a fixed rate of 6.25% per annum. We expect to incur future interest expense related to this borrowing until February 1, 2020. See “Liquidity and Capital Resources” for a more detailed description of our credit facility.

Other expense. Other expense consists of the net amortization and accretion of premiums and discounts related to our marketable securities, and our realized gains (losses) on redemptions of our marketable securities. We will continue to incur expenses related to net amortization of premiums on marketable securities for as long as we hold these investments.

Income Taxes

As of December 31, 2015, we had $62.4 million and $56.9 million of federal and state net operating loss carryforwards, respectively, and $3.6 million and $2.7 million of federal and state research and development tax credit carryforwards, respectively, available to offset our future taxable income, if any. These federal net operating loss carryforwards and research and development tax credit carryforwards expire at various dates beginning in 2029, if not utilized and are subject to review and possible adjustment by the Internal Revenue Service. The state net operating loss carryforwards and research and development tax credit carryforwards expire at various dates beginning in 2030 and 2025, respectively, if not utilized and are subject to review and possible adjustment by the state tax authorities. At December 31, 2015, a full valuation allowance was recorded against our net operating loss carryforwards and our research and development tax credit carryforwards.

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

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.49-1.92%	1.54-2.04%	1.00%
Dividend yield	0%	0%	0%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	76.4-83.9%	61.9-68.0%	71%

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

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (certain items may not foot due to rounding):

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	32,691	17,923	14,768
General and administrative	13,372	9,064	4,308

Total operating expenses	46,063	26,987	19,076

Loss from operations	(46,063)	(26,987)	(19,076)

Other income (expense):
Interest income	1,246	479	767
Interest expense	(571)	(401)	(170)
Other expense	(927)	(404)	(523)

Total other income (expense)	(252)	(326)	74

Net loss	$(46,315)	$(27,313)	$(19,002)

Research and Development Expenses

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Direct research and development expenses by program:
Zilretta	$22,046	$11,627	$10,419
FX007	669	738	(69)
FX005	247	211	36

Total direct research and development expenses	22,962	12,576	10,386
Personnel and other costs	9,729	5,347	4,382

Total research and development expenses	$32,691	$17,923	$14,768

Research and development expenses were $32.7 million and $17.9 million for the years ended December 31, 2015 and 2014, respectively. The increase in research and development expenses year over year of $14.8 million was primarily due to $10.4 million in Zilretta program expenses related to the previously completed pivotal Phase 2b clinical trial, the conduct of the recently completed Phase 3 clinical trial, and manufacturing expenses related to clinical trial and potential commercial supplies. In addition, $4.4 million in personnel and other employee-related costs for additional headcount, stock compensation expense, and consulting costs contributed to the increase.

General and Administrative Expenses

General and administrative expenses were $13.4 million and $9.1 million for the years ended December 31, 2015 and 2014, respectively. The increase in general and administrative expenses year over year of $4.3 million was primarily due to salary and related costs associated with additional headcount, costs related to the creation of commercial marketing and sales capabilities and stock compensation expense.

Other Income (Expense)

Interest income was $1.2 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest income was primarily due to a larger average investment balance during 2015.

Interest expense was $0.6 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest expense was primarily due to interest incurred on the $15.0 million borrowed under our credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank, which we entered into on August 4, 2015.

Other expense was $0.9 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively. Other expense increased due to a net amortization of premiums on larger average marketable securities and long-term investments balances.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013 (certain items may not foot due to rounding):

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	17,923	11,061	6,862
General and administrative	9,064	6,704	2,360

Total operating expenses	26,987	17,765	9,222

Loss from operations	(26,987)	(17,765)	(9,222)

Other income (expense):
Interest income	479	234	245
Interest expense	(401)	(449)	48
Other expense	(404)	(207)	(197)

Total other income (expense)	(326)	(422)	96

Net loss	$(27,313)	$(18,187)	$(9,126)

Research and Development Expenses

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Direct research and development expenses by program:
Zilretta	$11,627	$5,593	$6,034
FX007	738	370	368
FX005	211	1,659	(1,448)

Total direct research and development expenses	12,576	7,622	4,954
Personnel and other costs	5,347	3,439	1,908

Total research and development expenses	$17,923	$11,061	$6,862

Research and development expenses were $17.9 million and $11.1 million for the years ended December 31, 2014 and 2013, respectively. The increase in research and development expenses of $6.9 million was primarily due to year over year increases of $6.0 million in development expenses related to our Zilretta program, $0.4 million related to our FX007 program, and $1.9 million in personnel and other costs, offset by a year over year decrease $1.4 million in development expenses related to our FX005 program. The increase of $6.0 million in the Zilretta program expenses related to costs associated with our pivotal Phase 2b clinical trial and material costs related to this trial and start-up costs for the Phase 3 clinical trial. The increase year over year of $1.9 million in personnel and other costs, including stock compensation and consulting expenses, primarily related to an increase in headcount. The decrease year over year of $1.4 million in FX005 program expenses was due to the completion of toxicology and pharmacology studies in 2013. The increase of $0.4 million in FX007 program expenses was due to an increase in preclinical studies.

General and Administrative Expenses

General and administrative expenses were $9.1 million and $6.7 million for the years ended December 31, 2014 and 2013, respectively. The increase in general and administrative expenses of $2.4 million was primarily due to a year over year increase of $1.9 million in salary and related costs due to an increase in headcount to augment our corporate infrastructure, an increase in stock compensation expense, and $0.5 million in insurance costs due to becoming a publicly-traded company.

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

Liquidity and Capital Resources

To date, we have not generated any revenue and have incurred losses since our inception in 2007. As of December 31, 2015, we had an accumulated deficit of $139.8 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt and convertible debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through February 2014, we have funded our operations through the receipt of funds from the private placement of $80.0 million of equity and debt securities. On February 18, 2014, we completed the initial public offering of our common stock, which resulted in net proceeds to us of approximately $67.2 million, after deducting underwriting discounts, commissions and offering costs. An additional follow-on offering of our common stock was completed on December 17, 2014, which resulted in net proceeds to us of approximately $92.2 million after deducting underwriting discounts, commissions, and offering costs paid by the Company. As of December 31, 2015, we had cash and cash equivalents of $62.9 million, marketable securities of $48.3 million, and long-term investments of $7.4 million.

We anticipate that our existing cash, cash equivalents, and marketable securities will fund our operations for at least the next twelve months. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

The following table shows a summary of our cash flows for each of the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows used in operating activities	$(38,948)	$(23,145)	$(16,187)
Cash flows (used in) provided by investing activities	(13,245)	(49,451)	15,641
Cash flows provided by financing activities	12,040	159,505	3,899

Net increase (decrease) in cash and cash equivalents	$(40,153)	$86,909	$3,353

Net Cash Used in Operating Activities

Operating activities used $38.9 million of cash in the year ended December 31, 2015. The cash used in operating activities in the year ended December 31, 2015 resulted primarily from our 2015 net loss of $46.3 million offset by changes in our operating assets and liabilities of $1.5 million and non-cash charges of $5.9 million. Changes in our operating assets and liabilities consisted primarily of a $1.6 million increase in our accounts payable, and an increase of $0.4 million in accrued expenses. The increase in accounts payable, accrued expenses and other current liabilities was primarily attributable to increased expenses related to clinical research and contract manufacturing services. These changes were partially offset by an increase in other assets of $0.5 million. Non-cash charges consisted primarily of $4.6 million of stock-based compensation expense and $0.4 million in depreciation expense and loss on disposal of property and equipment and $0.9 amortization and accretion related to our investments.

Operating activities used $23.1 million of cash in the year ended December 31, 2014. The cash used in operating activities in the year ended December 31, 2014 resulted primarily from our net loss of $27.3 million for the period, offset by non-cash charges of $3.0 million and changes in our operating assets and liabilities of $1.2 million. Non-cash charges consisted of $0.5 million related to depreciation expense and amortization of premiums on marketable securities and $2.5 million of stock-based compensation expense. Changes in our operating assets and liabilities consisted primarily of a $0.5 million increase in our accounts payable and a $1.0 million increase in accrued expenses and other current liabilities, offset by a $0.3 million increase in our prepaid expenses and other current assets. The increase in accounts payable was primarily due to the timing of our payments to manufacturers, CROs and legal counsel. The $1.0 million increase in accrued expenses and other current liabilities was primarily attributable to higher clinical research and contract manufacturing expenses. The increase in prepaid expenses and other current assets was primarily due to higher prepaid insurance costs due to becoming a publicly-traded company.

Operating activities used $16.2 million of cash in the year ended December 31, 2013. The cash used in operating activities in the year ended December 31, 2013 resulted primarily from our net loss of $18.2 million for the period, offset by non-cash charges of $1.3 million and changes in our operating assets and liabilities of $0.7 million. Non-cash charges consisted of $0.2 million related to depreciation expense and amortization of premiums on marketable securities and $1.0 million of stock-based compensation expense. Changes in our operating assets and liabilities consisted primarily of a $0.5 million increase in our accounts payable and a $0.3 million decrease in our prepaid expenses and other current assets partially offset by a $0.1 million decrease in accrued expenses and other current liabilities. The increase in accounts payable was primarily due to the timing of our payments to manufacturers, CROs and legal counsel. The decrease in prepaid expenses and other current assets was primarily due to a $0.1 million decrease in prepaid patent application fees for Zilretta, which were expensed in 2013 when the applications were filed, a $0.1 million reduction in interest receivable on our marketable securities, which decreased during the period, a decrease in prepaid expenses related to the conclusion of the Phase 2b dose-ranging clinical trial of Zilretta and the refund of a security deposit resulting from our office relocation. The $0.1 million decrease in accrued expenses and other current liabilities was primarily attributable to a decrease of expenses related to clinical research and contract manufacturing expenses.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $13.2 million in the year ended December 31, 2015. Net cash used in investing activities consisted primarily of cash used to purchase marketable securities of $145.8 million, partially offset by cash received from the redemption and sale of marketable securities of $137.7 million. In addition, $5.2 million of cash was used to purchase property and equipment.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $12.0 million, $159.5 million and $3.9 million in the years ended December 31, 2015, 2014 and 2013, respectively. Net cash provided by financing activities in the year ended December 31, 2015 consisted of $15.0 million borrowed under our credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank in August 2015, offset by $3.5 million paid to satisfy our 2013 loan obligation. In addition, we received $0.9 million in proceeds from the exercise of stock options and the issuance of common stock related to our employee stock purchase plan that was partially offset by $0.2 million in financing costs associated with our follow-on financing in late 2014 and $0.1 million in issuance costs associated with our long-term loan obligation.

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

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2015:

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligation (including interest)(1)	$18,926	$953	$15,783	$2,190	$—
Operating lease obligations(2)	2,669	527	1,495	647	—
Monthly base fee to Patheon(3)	79,380	2,891	14,231	17,788	44,470
Southwest Research Institute(4)	120	—	—	20	100

Total(5)	$101,095	$4,371	$31,509	$20,645	$44,570

(1)	Represents the contractually required principal and interest payments on our credit facility in accordance with the required payment schedule and the 9% final payment to the lender on February 1, 2020. Amounts associated with future interest payments to be made were calculated using the fixed interest rate of 6.25% per annum.
(2)	Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(3)	Represents the contractually required monthly base fee to Patheon for the operation of the manufacturing suite.
(4)

Represents the contractually required payment for our exclusive worldwide license agreement for the use of the Southwest Research Institute’s microsphere manufacturing technologies for certain steroids formulated with PLGA, including Zilretta. $120,000 will be due if the Company’s NDA for Zilretta is approved by the FDA for the treatment of knee OA (the “Milestone Event”). If the Milestone Event has not been achieved by December 31, 2019, $20,000 will be due on January 1, 2020, $40,000 on January 1, 2021, and $60,000 on January 1, 2022. The time-based payments are fully creditable against the payment due upon achievement of the Milestone Event such that the aggregate amount owed shall not exceed $120,000.
(5)	Milestone payments of up to $184.0 million will become due under our agreements with AstraZeneca as we achieve regulatory and commercial milestones related to FX007. In addition, we will pay tiered royalties on product sales. We have not included these amounts in this table as we cannot estimate or predict when, or if, those amounts will become due.

The table above reflects only payment obligations that are fixed or determinable. We enter into contracts in the normal course of business with CROs for clinical trials, with contract manufacturers for clinical and commercial supply manufacturing, and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

In July 2015, we amended the lease for our primary office space which increased the size of our leased premises and extended the lease term through October 31, 2019. In September 2015, we exercised an option to lease an additional 5,400 square feet under this amended lease. The total cash obligation for the base rent from inception through the lease termination date for the office space committed to under the lease, as amended, is approximately $2,900,000.

Also in July 2015, we and Patheon U.K. Limited, or Patheon, entered into a Manufacturing and Supply Agreement (“the Manufacturing Agreement”) and Technical Transfer and Service Agreement, or the Technical Transfer Agreement, for the manufacture of clinical and commercial supplies of Zilretta.

Under the terms of the Technical Transfer Agreement, Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its United Kingdom facility for the manufacture of Zilretta in dedicated manufacturing suites. This agreement will remain in effect unless and until it expires or is terminated. Upon termination of this agreement (other than termination by us in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), we will pay for the wind down costs related to the removal of our manufacturing equipment and for Patheon’s termination costs up to a capped amount.

Under the terms of the Manufacturing and Supply Agreement, following the FDA approval date of the suites, we have agreed to purchase finished, packaged or unpackaged product from Patheon. In addition, we will pay a monthly base fee to Patheon for the operation of the manufacturing suites, and will reimburse Patheon for purchases of raw materials and equipment made on its behalf, certain nominal expenses and additional services. We estimate that the aggregate monthly base fees and reimbursement costs for equipment will be approximately 100 million GBP over the entire term of the Manufacturing Agreement. Unless earlier terminated, this agreement will expire on the 10th anniversary of the FDA approval date for the initial manufacturing suite. Future expenditures associated with the purchase of finished Zilretta product from Patheon are primarily driven by the potential commercial requirements and demand for our products which cannot be fully determined at this time.

In addition, we have an exclusive worldwide license agreement with Southwest Research Institute, or SwRI, with respect to the use of SwRI’s proprietary microsphere manufacturing technologies for certain steroids formulated with PLGA, including Zilretta. Under the agreement, if our NDA for Zilretta is approved by the FDA for the treatment of knee OA (the “Milestone Event”), $120,000 is payable to SwRI; provided, however, that if the Milestone Event has not been achieved by December 31, 2019 and until the Milestone Event has been achieved, $20,000 will be payable to SwRI on January 1, 2020, $40,000 on January 1, 2021, and $60,000 on January 1, 2022. The time-based payments to SwRI are fully creditable against the payment due to SwRI upon achievement of the Milestone Event such that the aggregate amount owed to SwRI shall not exceed $120,000.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously filed. The Company elected to early adopt this standard in the year ended December 31, 2015, accordingly debt issuance costs of $136,446 were deducted from the carrying amount of the debt liabilities at December 31, 2015. In accordance with ASU 2015-03, during the year ended December 31, 2015, we reclassified $28,875 of our debt issuance costs related to our 2013 term loan from an asset to a reduction of the carrying amount of the 2013 term loan as of December 31, 2014.

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

In May 2015, the FASB issued Accounting Standards Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under the new guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not measure any of its current investments using NAV as a practical expedient and therefore the adoption of this guidance is not expected to have an impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance may have on the Company’s financial statements.

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

•	Our term loan carries a fixed interest rate and, thus, we are not subject to interest rate risk.

•	We have borrowed $15.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a fixed rate equal to 6.25% per annum. As of December 31, 2015, the carrying value of the term loan was $15 million.

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

Most of our transactions are conducted in U.S. dollars. We do have certain material agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of December 31, 2015 we had approximately $1.1 million in payables to vendors denominated in currencies other than the U.S. dollar. A hypothetical 10% change in foreign exchange rates would not have a material effect on the value of our liability.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Flexion Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Flexion Therapeutics, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 11, 2016

Flexion Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$62,944,044	$103,097,522
Marketable securities	48,302,507	48,527,156
Accounts receivable	95,285	—
Prepaid expenses and other current assets	760,872	485,814

Total current assets	112,102,708	152,110,492
Property and equipment, net	7,442,477	1,109,391
Long-term investments	7,357,423	—
Other assets	155,904	—
Restricted cash	80,000	128,000

Total assets	$127,138,512	$153,347,883

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	—	1,983,500
Accounts payable	$3,692,414	$1,584,822
Accrued expenses and other current liabilities	4,366,560	3,213,704

Total current liabilities	8,058,974	6,782,026
Long-term debt	15,002,039	1,580,958
Other long-term liabilities	91,055	43,008

Total liabilities	23,152,068	8,405,992

Commitments and contingencies:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2015 and 2014, 0 shares issued and outstanding at December 31, 2015 and 2014	—	—
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2015 and 2014; 21,570,395 and 21,440,058 shares issued and outstanding at December 31, 2015 and 2014, respectively	21,570	21,440
Additional paid-in capital	243,853,799	238,402,514
Accumulated other comprehensive income	(96,651)	(5,240)
Accumulated deficit	(139,792,274)	(93,476,823)

Total stockholders’ equity	103,986,444	144,941,891

Total liabilities and stockholders’ equity	$127,138,512	$153,347,883

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2015	2014	2013
Revenue	$—	$—	$—
Operating expenses:
Research and development	32,691,445	17,923,348	11,060,912
General and administrative	13,371,631	9,063,926	6,704,297

Total operating expenses	46,063,076	26,987,274	17,765,209

Loss from operations	(46,063,076)	(26,987,274)	(17,765,209)

Other income (expense):
Interest income	1,246,133	478,715	233,999
Interest expense	(570,990)	(401,370)	(448,889)
Other income (expense), net	(927,518)	(403,735)	(206,625)

Total other income (expense)	(252,375)	(326,390)	(421,515)

Net loss	$(46,315,451)	$(27,313,664)	$(18,186,724)

Net loss per share attributable to common stockholders, basic and diluted	$(2.15)	$(1.97)	$(23.02)

Weighted average common shares outstanding, basic and diluted	21,497,119	13,893,961	790,038

Other comprehensive (loss):
Unrealized (losses) gains from available-for-sale securities, net of tax of $0	(91,411)	(5,212)	(2,478)

Total other comprehensive (loss)	(91,411)	(5,212)	(2,478)

Comprehensive loss	$(46,406,862)	$(27,318,876)	$(18,189,202)

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A and B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2012	72,780,250	$74,806,213	789,222	$789	$450,070	$2,450	$(47,976,435)	$(47,523,126)

Exercise of stock options	—	—	4,868	5	12,266	—	—	12,271
Stock-based compensation expense	—	—	—	—	996,167	—	—	996,167
Net loss	—	—	—	—	—	—	(18,186,724)	(18,186,724)
Other comprehensive income	—	—	—	—	—	(2,478)	—	(2,478)
Balance at December 31, 2013	72,780,250	$74,806,213	794,090	$794	$1,458,503	$(28)	$(66,163,159)	$(64,703,890)

Conversion of Series A and Series B Convertible Preferred Stock	(72,780,250)	(74,806,213)	8,952,057	8,952	74,797,261	—	—	74,806,213
Issuance of Common Stock net of issuance costs	—	—	11,546,000	11,546	159,311,192	—	—	159,322,738
Exercise of stock options	—	—	141,141	141	304,355	—	—	304,496
Employee Stock Purchase Plan	—	—	6,770	7	80,624			80,631
Stock-based compensation expense	—	—	—	—	2,450,579	—	—	2,450,579
Net loss	—	—	—	—	—	—	(27,313,664)	(27,313,664)
Other comprehensive loss	—	—	—	—	—	(5,212)	—	(5,212)

Balance at December 31, 2014		$—	21,440,058	$21,440	$238,402,514	$(5,240)	$(93,476,823)	$144,941,891

Exercise of stock options	—	—	109,441	109	592,678	—	—	592,787
Employee Stock Purchase Plan	—	—	20,896	21	275,928			275,949
Stock-based compensation expense	—	—	—	—	4,582,679	—	—	4,582,679
Net loss	—	—	—	—	—	—	(46,315,451)	(46,315,451)
Other comprehensive loss	—	—	—	—	—	(91,411)	—	(91,411)
Balance at December 31, 2015		$—	21,570,395	$21,570	$243,853,799	$(96,651)	$(139,792,274)	$103,986,444

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(46,315,451)	$(27,313,664)	$(18,186,724)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	238,153	120,341	79,808
Stock-based compensation expense	4,582,679	2,450,579	996,167
Amortization of premium (discount) on marketable securities	871,215	366,231	151,138
Loss on disposal of property and equipment	149,983	—	14,111
Other non-cash charges	41,103	16,500	63,167
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(526,247)	(320,352)	343,896
Accounts payable	1,581,164	518,032	475,821
Accrued expenses and other current and long-term liabilities	428,769	1,017,412	(124,328)

Net cash used in operating activities	(38,948,632)	(23,144,921)	(16,186,944)

Cash flows from investing activities
Purchases of property and equipment	(5,197,326)	(802,481)	(405,315)
Change in restricted cash	48,000	—	(98,000)
Purchases of marketable securities	(145,797,556)	(79,383,553)	(15,015,663)
Redemption of marketable securities	137,702,156	30,735,000	31,160,000

Net cash provided by (used in) investing activities	(13,244,726)	(49,451,034)	15,641,022

Cash flows from financing activities
Proceeds from borrowings under term loan	15,003,533	—	5,000,000
Payments of debt issuance costs	(107,741)	—	(40,715)
Payments on debt	(3,500,000)	(1,500,000)
Payment of public offering costs	(224,648)	(1,517,484)	(1,072,710)
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs	—	—	—
Proceeds from issuance of Series B Convertible Preferred Stock, net of issuance costs	—	—	—
Proceeds from the issuance of common stock	—	162,137,580	—
Proceeds from the exercise of stock options	592,787	304,496	12,271
Proceeds from Employee Stock Purchase Plan	275,949	80,631	—

Net cash provided by financing activities	12,039,880	159,505,223	3,898,846

Net increase (decrease) in cash and cash equivalents	(40,153,478)	86,909,268	3,352,924
Cash and cash equivalents at beginning of period	103,097,522	16,188,254	12,835,330

Cash and cash equivalents at end of period	$62,944,044	$103,097,522	$16,188,254

Supplemental disclosures of cash flow information:
Cash paid for interest	$572,340	$364,889	$367,778
Supplemental disclosures of non-cash financing activities:
Deferred initial public offering costs included in accounts payable or accrued expenses	$—	$—	$550,830
Public offering costs included in accounts payable or accrued expenses	$—	$224,648	$—
Conversion of convertible preferred stock into common stock	$—	$74,806,213	$—
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,575,907	$52,011	$—

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

Flexion Therapeutics, Inc. (“Flexion” or the “Company”) was incorporated under the laws of the state of Delaware on November 5, 2007. Flexion is a specialty pharmaceutical company focused on the development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, a type of degenerative arthritis (“OA”) and post-operative pain. Flexion’s portfolio of product candidates addresses the OA pain treatment spectrum, from moderate to severe pain, and provides the Company with multiple opportunities to achieve its goal of commercializing novel, patient-focused therapies.

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

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of December 31, 2015 and 2014, the Company had cash, cash equivalents, marketable securities, and long-term investments of $118,603,974 and $151,624,678, respectively. Management believes that current cash, cash equivalents and marketable securities on hand at December 31, 2015 should be sufficient to fund operations for at least the next twelve months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company may not be able to obtain financing on acceptable terms, or at all. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies. This capital is necessary for the Company to perform the research and development activities required to develop the Company’s product candidates in order to generate future revenue streams.

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

The Company’s total issued common stock as of December 31, 2015 was 21,570,395 shares.

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

Consolidation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Securities Corporation, Inc. The Company has eliminated all intercompany transactions. In addition, Flexion Therapeutics, Inc. is registered to do business in the United Kingdom through its branch office located in Swindon, United Kingdom.

U.S. Government Grant

The Company performs research and development for a U.S. Government agency under a cost reimbursable grant for clinical development of Zilretta. The related costs incurred under the grant are included in research and development expense in the statement of operations. The Company is reimbursed and offsets research and development expenses in the statement of operations when invoices for allowable costs are prepared and submitted to the U.S. Government agency. Payments under cost reimbursable grants with agencies of the U.S. Government are provisional payments subject to adjustment upon audit by the U.S. government. When the final determination of the allowable cost for any year has been made, research and development expenses may be adjusted accordingly. The grant also provides the U.S. government agency the ability to terminate the grant for various reasons, including if the Company fails to meet its obligations as set forth in the grant.

Accounts Receivable

Accounts receivable represents allowable costs under the Company’s U.S. Government agency grant for which the Company has not yet received reimbursement. The Company invoices the government on a quarterly basis for reimbursable costs under the grant. Reimbursable costs that have not been invoiced on the last day of the quarter are recorded as unbilled accounts receivable. As of December 31, 2015 and 2014, there were unbilled accounts receivable of $95,285 and $0, respectively.

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

Restricted Cash

The Company purchased a $30,000 certificate of deposit to collateralize a credit card account with a commercial bank that was classified as long-term restricted cash as of December 31, 2015 and 2014.

In addition, the Company posted a letter of credit to the lessor of the Company’s Burlington facility in the amount of $98,000 as a security deposit pursuant to the lease agreement in the year ended December 31, 2014. The remaining amount, $50,000 and $98,000, remained as long-term restricted cash at December 31, 2015 and 2014, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense is recognized using the straight-line method over the following estimated useful lives:

Estimated Useful Life (Years)
Computers and office equipment	3
Computer software	7
Manufacturing equipment	7
Furniture and fixtures	5

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Costs of major additions and betterments are capitalized and depreciated on a straight-line basis over their useful lives. Repairs and maintenance costs are expensed as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Property and equipment includes construction-in-progress, which is not yet in service, and is estimated to have a useful life of 7 years once placed into service.

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

Debt Issuance Costs, net

Debt issuance costs, net represent legal costs related to the Company’s Credit and Security Agreement (Note 9). In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously filed. The Company elected to early adopt this standard in the year ended December 31, 2015.

As of December 31, 2015 and 2014, the carrying value of debt issuance costs was $124,041 and $28,875, respectively, presented as a direct deduction from the carrying amounts of long-term debt. In addition, $41,103, $16,500 and $16,500 respectively, of debt issuance costs were amortized and recognized as interest expense in the statement of operations for the years ended December 31, 2015, 2014 and 2013.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. If the equity financing is no longer considered probable of being consummated, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. The Company completed its initial public offering in February 2014 and recorded deferred offering costs of $1,623,540 as a reduction to additional paid-in capital. The Company did not record any deferred offering costs during the year ended December 31, 2015.

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

Concentration of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of commercial paper and corporate bonds. The Company generally invests its cash in money market funds, government and corporate bonds, and commercial paper at one financial institution. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is completely dependent on third-party manufacturers and product suppliers for research and potential commercial activities. In particular, the Company relies and expects to continue to rely on a limited number of manufacturers and relies on them to purchase from third-party suppliers the materials necessary to produce its product candidates for its clinical trials, and if Zilretta is approved, for commercial supply. These programs would be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients.

Comprehensive Loss

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) in all periods presented was unrealized gains (losses) on available-for-sale securities.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred taxes are determined based on the differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which these temporary differences are expected to be recovered or settled. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

The Company’s convertible preferred shares contractually entitle the holders of such shares to participate in dividends, but do not contractually require the holders of such shares to participate in the losses of the Company. Accordingly, in periods in which the Company reports a net loss or a net loss attributable to common stockholders resulting from preferred stock dividends, net losses are not allocated to participating securities. In periods of net loss, the Company does not increase its net loss attributable to common stockholders by accreting dividends on preferred stock, as the dividends are not cumulative under the terms of the preferred stock. As of

December 31, 2015, there were no shares of preferred stock issued and outstanding. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options and unvested restricted common stock. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Potential common shares will always be anti-dilutive for periods in which the Company has reported a net loss. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013.

Segment Data

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company is a specialty pharmaceutical company focused on the development and commercialization of novel, local therapies. No revenue has been generated since inception, and all assets are held in the United States.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This latest standard defers the effective date of revenue standard ASU 2014-09 by one year and permits early adoption on a limited basis. This update will replace existing revenue recognition guidance under GAAP when it becomes effective for the Company beginning January 1, 2018, with early adoption permitted in the first quarter of 2017. The updated standard will permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the potential impact that the adoption of this guidance and the related transition guidance may have on the Company’s financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company elected to early adopt this standard in the year ended December 31, 2015, accordingly debt issuance costs of $136,446 were deducted from the carrying amount of the debt liabilities at December 31, 2015. In accordance with ASU 2015-03, during the year ended December 31, 2015, we reclassified $28,875 of our debt issuance costs related to our 2013 term loan from an asset to a reduction of the carrying amount of the 2013 term loan as of December 31, 2014.

In May 2015, the FASB issued Accounting Standards Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under the new guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not measure any of its current investments using NAV as a practical expedient and therefore the adoption of this guidance is not expected to have an impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance may have on the Company’s financial statements.

4.	Fair Value of Financial Assets

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$61,533,797	$—	$61,533,797
Marketable securities	—	55,659,930	—	55,659,930

	$—	$117,193,727	$—	$117,193,727

	Fair Value Measurements as of December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$101,687,995	$—	$101,687,995
Marketable securities	—	48,527,156	—	48,527,156

	$—	$150,215,151	$—	$150,215,151

As of December 31, 2015 and 2014, the Company’s cash equivalents that are invested in money market funds are valued based on Level 2 inputs. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the years ended December 31, 2015 and 2014, there were no transfers between Level 1, Level 2 and Level 3. Amortization and accretion of discounts and premiums are recorded in other income.

As outlined in Note 9, the 2013 term loan with MidCap Financial SBIC, LP (“2013 term loan”) and 2015 term loan with MidCap Financial Trust (“2015 term loan”), outstanding under the Company’s credit and security agreements, are reported at their carrying value in the accompanying consolidated balance sheet. The Company determined the fair value of the term loans using an income approach which utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The term loans were valued using Level 2 inputs as of December 31, 2015 and December 31, 2014. The result of the calculation yielded a fair value that approximates carrying value.

5.	Marketable Securities

As of December 31, 2015 and 2014, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	55,756,581	3,783	(100,434)	55,659,930

	$55,756,581	$3,783	$(100,434)	$55,659,930

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$8,991,820	$7,570	$—	$8,999,390
U.S. Government obligations	28,300,921	181	(5,101)	28,296,001
Corporate bonds	11,239,655	2	(7,892)	11,231,765

	$48,532,396	$7,753	$(12,993)	$48,527,156

At December 31, 2014, marketable securities consisted of investments that mature within twelve months. At December 31, 2015, marketable securities consisted of $48,302,507 of investments that mature within twelve months and $7,357,423 of investments that mature within fifteen months.

6.	Prepaid Expenses, Other Current Assets, and Other Assets

Prepaid expenses and other current assets and other assets consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Prepaid expenses	$135,002	$269,199
Security Deposits	182,009	—
Interest receivable on marketable securities	441,766	216,615
Employee advances	2,095	—

Total prepaid expenses and other current assets	$760,872	$485,814

7.	Property and Equipment, Net

Property and equipment, net, as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Computer and office equipment	$393,148	$229,980
Manufacturing equipment	2,533,737	153,140
Furniture and fixtures	290,577	181,366
Software	341,906	77,454
Leasehold improvements	239,456	134,573
Construction—in Progress	4,133,893	601,317

	$7,932,717	$1,377,830
Less: Accumulated depreciation	$(490,240)	$(268,439)

Total property and equipment, net	$7,442,477	$1,109,391

Depreciation expense for the years ended December 31, 2015, 2014 and 2013, was $238,153, $120,341, and $79,808, respectively. During the years ended December 31, 2015 and 2014, $166,335 and $113,502 of property and equipment was disposed of, resulting in a loss of $149,983 and $0, respectively.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Clinical research	$552,325	$1,035,510
Contract manufacturing services	1,443,600	294,900
Payroll and other employee-related expenses	1,648,447	1,172,978
Preclinical services	—	119,500
Regulatory Services	63,875	—
Consultant fees and expenses	70,000	26,900
Professional services fees	433,453	439,874
Interest expense	80,729	24,111
Other	74,131	99,931

Total accrued expenses and other current liabilities	$4,366,560	$3,213,704

9.	Long-term Debt

On January 3, 2013, the Company entered into a credit and security agreement with MidCap Financial SBIC, LP (“MidCap”) under which it immediately borrowed $5,000,000 as a term loan (“2013 term loan”). The term loan accrued interest monthly at an interest rate of 8.0% per annum and had a term of 45 months. As the term loan had a 15-month interest-only period, the term loan principal balance, along with any accrued interest, was to be paid in 30 equal monthly installments beginning April 1, 2014 and ending September 1, 2016. In addition to these principal payments, the Company was required to make a payment of $175,000 to the lender on September 1, 2016, which was being accreted to the carrying value of the debt using the effective interest rate method. On March 31, 2015, the Company paid MidCap $3,236,019, representing the outstanding principal of the debt along with accrued interest as of that date, the $175,000 final payment, a prepayment fee of $30,000 and associated legal expenses to satisfy the Company’s obligation under the credit and security agreement.

In connection with the credit and security agreement dated January 3, 2013, the Company incurred total debt issuance costs of $61,876. The Company was amortizing these debt issuance costs over the estimated term of the debt using the straight-line method. On March 31, 2015, the Company paid off the debt, including $28,875 of debt issuance costs incurred.

Prior to the debt repayment, the term loan outstanding under the Company’s credit and security agreement with MidCap was reported at its carrying value in the accompanying consolidated balance sheets. The Company determined the fair value of the term loan using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The term loan was valued using Level 2 inputs as of December 31, 2014. The result of the calculation yielded a fair value that approximated carrying value.

On August 4, 2015, the Company entered into a credit and security agreement with MidCap Financial Trust, as agent, MidCap Financial Funding XIII Trust and Silicon Valley Bank, as lenders, (the “Lenders”), to borrow up to $30,000,000 in term loans, (“2015 term loan”). The Company concurrently borrowed $15,000,000 under an initial term loan. The remaining $15,000,000 under the facility may be drawn down in the form of a second term loan at the Company’s option through September 2016, subject to the Company’s receipt of positive Phase 3 Zilretta clinical trial data meeting the trial’s primary endpoint which is sufficient to file a New Drug Application (NDA) for Zilretta, as well as other customary conditions for funding. The Company granted the Lenders a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed under the credit facility. The Company also agreed not to encumber any of its intellectual property without the Lenders’ prior written consent. The Company must maintain a balance in cash or cash equivalents at Silicon Valley Bank equal to the principal balance of the loan plus 5 percent for so long as the Company maintains any cash or cash equivalents in non-secured bank accounts. The credit and security agreement also contains certain representations, warranties, and covenants of the Company, as well as a material adverse event clause. As of December 31, 2015, the Company was compliant with all covenants and there were no material adverse events.

Borrowings under the credit facility accrue interest monthly at a fixed interest rate of 6.25% per annum. Following an interest-only period of 19 months, principal will be due in 36 equal monthly installments commencing March 1, 2017 and ending February 1, 2020 (the “maturity date”). Upon the maturity date, the Company will be obligated to pay a final payment equal to 9% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the effective interest rate method. As of December 31, 2015, the carrying value of the term loan was $15,126,080, the entire balance of which is classified as long-term debt on the consolidated balance sheets as of December 31, 2015.

In connection with entering into a credit and security agreement dated August 4, 2015, the Company incurred debt acquisition costs of $136,446. The Company elected the early adoption of ASU 2015-03, Interest – Imputation of Interest, and accordingly deducted the debt issuance costs from the carrying amount of the debt as of December 31, 2015. In addition, the Company reclassified $28,875 of debt issuance costs related to our 2013 term loan from an asset to a reduction of the carrying amount of the 2013 term loan as of December 31, 2014.

The Company is amortizing these debt issuance costs over the estimated term of the debt using the straight-line method, which approximates the effective interest method. Total amortization expense of the debt issuance costs arising from the credit and security agreement dated August 4, 2015 was $12,228 for the year ended December 31, 2015. Total amortization expense of the debt issuance costs associated with the credit and security agreement dated January 3, 2013 was $16,500 for each of the years ended December 31, 2014 and 2013.

As of December 31, 2015, annual payments due under the Company’s 2015 term loan are as follows (in thousands):

Year	Aggregate Minimum Payments
2016	$953,125
2017	5,017,868
2018	5,541,088
2019	5,224,248
2020	2,190,060

Total	$18,926,389
Less interest	(2,574,350)
Less final payment	(1,350,000)

Long-term debt	$15,002,039

10.	Convertible Preferred Stock

As of December 31, 2013, the Company’s Certificate of Incorporation, as amended, authorized the Company to issue 73,780,250 shares of preferred stock with a par value of $0.001 per share. The Company issued Series A and Series B Convertible Preferred Stock (collectively, the “Convertible Preferred Stock”). Of the 73,780,250 authorized shares, 72,780,250 shares were issued; 55,043,464 of the issued shares were designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 18,736,786 were designated as Series B Convertible Preferred Stock (“Series B Preferred Stock”).

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

Dividends

The holders of both Series A and B Preferred Stock were entitled to receive, out of funds legally available, non-cumulative dividends at an annual rate of 8.0%, when and if declared by the board of directors. Holders of Series B Preferred Stock receive such dividends in preference to any dividend on Series A Preferred Stock or common stock. After payment of any amounts payable to holders of Series B Preferred Stock, the holders of Series A Preferred Stock were entitled to receive such dividends in preference to any dividend on common stock. No dividends have been declared or paid from inception to December 31, 2015.

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

In addition to the above optional conversion feature, the Series A and B Preferred Stock included a mandatory conversion feature whereby upon a qualifying initial public offering, all outstanding shares of Series A and B Preferred Stock would automatically be converted into shares of common stock at the then effective conversion rate. A qualifying initial public offering was an initial public offering in which (i) the per share price was at least $27.48 (as adjusted for any stock splits, dividends, combinations, recapitalizations and the like after the filing date), and (ii) the gross cash proceeds to the Company (before underwriting discounts, commissions and fees) were at least $40,000,000. All shares that were required to be surrendered per the provisions above were deemed to have been retired and canceled and may not be reissued as shares of preferred stock.

11.	Preferred Stock

On February 17, 2014, the Company filed an amended and restated Certificate of Incorporation (the “Restated Certificate”) in connection with the closing of the Company’s initial public offering. As of December 31, 2015, under the Restated Certificate, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

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

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any holders of Preferred Stock. As of December 31, 2015, no dividends have been declared.

13.	Commitments and Contingencies

Operating Leases

In May 2013, the Company entered into a lease for office space in Burlington, Massachusetts. The lease is for a 42-month term with minimum monthly lease payments beginning at $17,588 per month and escalating over the lease term. The Company provided a letter of credit to the lessor in the amount of $98,000 as a security deposit pursuant to the lease agreement to secure its obligations under the lease. During 2015, this letter of credit was reduced to $50,000 pursuant to the original lease agreement.

In July 2015 the Company entered into a first amendment to its existing lease for approximately 4,700 square feet of additional office space (the “Additional Space”) in Burlington, Massachusetts, as well as approximately 6,700 square feet of temporary space to be leased prior to the delivery of the Additional Space (which is anticipated to be delivered on May 1, 2016). The amendment extended the term of the original lease through October 31, 2019, contemporaneous with the Additional Space, and also provided the Company with an option to lease an additional 5,400 square feet of office space (the “Option Space”). On September 30, 2015, the Company exercised its option for the Option Space. In addition, the Company has the option to extend the term of a portion or the entire lease space for one additional three-year period. The Company may terminate the amendment for convenience with nine months’ notice upon the occurrence of certain events connected to its clinical stage programs. The total cash obligation for the base rent from inception through the lease termination date for the office space committed to under the original lease, and the amendment including the Option Space, is approximately $2,900,000. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes.

The Company incurred rent expense of $373,202, $242,946, and $227,381 for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments under the Company’s lease obligations are as follows:

Year Ending December 31,
2016	$527,231
2017	736,425
2018	758,299
2019	647,106

Total	$2,669,061

Manufacturing and Supply Agreement with Patheon U.K. Limited

In July 2015, the Company and Patheon U.K. Limited (“Patheon”) entered into a Manufacturing and Supply Agreement (the “Manufacturing Agreement”) and Technical Transfer and Service Agreement (the “Technical Transfer Agreement”) for the manufacture of Zilretta, the Company’s lead program, which is an intra-articular (IA), sustained-release steroid for the treatment of osteoarthritis.

Patheon has agreed in the Technical Transfer Agreement to undertake certain transfer activities and construction services needed to prepare Patheon’s United Kingdom facility for the commercial manufacture of Zilretta in dedicated manufacturing suites. The Company will provide Patheon with certain equipment and materials necessary to manufacture Zilretta and it will pay Patheon a monthly fee for such activities and reimburse Patheon for certain material, equipment and miscellaneous expenses and additional services.

The initial term of the Manufacturing Agreement is 10 years from approval by the U.S. Food and Drug Administration, or FDA, of the Patheon manufacturing suites for Zilretta. The Company will pay a monthly base fee to Patheon for the operation of the manufacturing suites and a per product fee for each vial based upon a forecast of commercial demand. The Company will also reimburse Patheon for purchases of materials and equipment made on its behalf, certain nominal expenses and additional services. The Company estimates that the aggregate monthly base fees and reimbursement costs for equipment will be approximately 100 million British Pounds (GBP) over the entire term of the Manufacturing Agreement. The Manufacturing Agreement will remain in full effect unless and until it expires or is terminated. Upon termination of the Manufacturing Agreement (other than termination by Flexion in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), Flexion will be obligated to pay for the costs incurred by Patheon associated with the removal of our manufacturing equipment and for Patheon’s termination costs up to a capped amount.

Future minimum payments under the Company’s agreed obligations are as follows:

Year Ending December 31,
2016	$2,890,598
2017	6,670,620
2018	7,560,036
2019	8,894,160
2020 and thereafter	53,364,960

Total	$79,380,374

Southwest Research Institute License Agreement

On July 25, 2014, the Company entered into an exclusive worldwide license agreement with Southwest Research Institute (“SwRI”) with respect to the use of SwRI’s proprietary microsphere manufacturing technologies for certain steroids formulated with PLGA, including Zilretta. Under the agreement, if the

Company’s NDA for Zilretta is approved by the FDA for the treatment of knee OA (the “Milestone Event”), $120,000 is payable to SwRI; provided, however, that if the Milestone Event has not been achieved by December 31, 2019 and until the Milestone Event has been achieved, $20,000 will be payable to SwRI on January 1, 2020, $40,000 on January 1, 2021, and $60,000 on January 1, 2022. The time-based payments to SwRI are fully creditable against the payment due to SwRI upon achievement of the Milestone Event such that the aggregate amount owed to SwRI shall not exceed $120,000.

AstraZeneca License Agreements

On September 3, 2010, the Company entered into an exclusive license agreement with AstraZeneca for FX007. The agreement grants the Company an exclusive, royalty-bearing right and license to the patent rights detailed in the agreement. Per the terms of the license agreement, the Company was required to pay a nonrefundable fee of $1,000,000: $500,000 within thirty days of the execution of the agreement and $500,000 six months after the execution of the agreement. The Company recorded $1,000,000 as research and development expense during 2010. The agreement includes terms for potential future milestone payments including up to an aggregate of $21 million upon the achievement of certain regulatory and development milestones for a first licensed product for OA indications, or up to an aggregate of $15 million upon the achievement of certain regulatory and development milestones for a first-licensed product for non-OA indications. Upon commercialization of a product that results from the technology licensed under the agreement, the Company will owe AstraZeneca tiered royalty payments on net sales based on a percentage ranging from low single digits to low double digits, depending on the volume of sales of the applicable product, as well as up to $75 million in additional payments based on the achievement of certain sales milestones. There were no payments made or expenses recorded under this agreement in 2015, 2014 or 2013.

On June 12, 2009, the Company entered into an exclusive license agreement with AstraZeneca for FX005. The agreement grants the Company an exclusive, royalty-bearing right and license to the patent rights detailed in the agreement. Per the terms of the license agreement, the Company paid a nonrefundable fee of $1,000,000 upon execution of the agreement. The Company recorded the $1,000,000 payment as research and development expense during 2009. The agreement includes terms for potential future milestone payments including up to an aggregate of $17 million upon the achievement of certain regulatory and development milestones for a first licensed product for OA indications, or up to an aggregate of $11 million upon the achievement of certain regulatory and development milestones for a first-licensed product for non-OA indications. Upon commercialization of a product that results from the technology licensed under the agreement, the Company will owe AstraZeneca tiered royalty payments on net sales based on a percentage ranging from low to high single digits, depending on the volume of sales of the applicable product, as well as up to $45 million in additional payments based on the achievement of certain sales milestones. There were no payments made or expenses recorded under this agreement in 2015, 2014 or 2013.

14.	Stock-Based Compensation

2013 Equity Incentive Plan

On January 27, 2014, the Company’s stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”), which became effective on February 11, 2014, the date of execution of the underwriting agreement pursuant to which the Company’s common stock was priced for its initial public offering. Prior to the effective date of the 2013 Plan, the Company granted stock-based awards pursuant to the 2009 Stock Incentive Plan (the “2009 Plan), which had similar features to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation. Initially, the maximum number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2013 Plan was 2,337,616, which is the sum of (i) 1,230,012 shares, plus (ii) the number of shares remaining available for grant under the 2009 Plan, plus (iii) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2009 Plan (such as upon the expiration or termination of a stock award prior to vesting). Additionally, the number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2023, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the 2013 Plan is 4,684,989 shares. As of December 31, 2015, there were 530,680 options outstanding under the 2009 Plan.

The Company currently grants stock-based awards pursuant to the 2013 Plan. As of December 31, 2015, 1,287,381 shares were available for future issuance under the 2013 Plan. Stock option vesting typically occurs over four years for employees and directors and is at the discretion of the board of directors. Options granted have a maximum term of up to 10 years. As of December 31, 2015, there were 1,126,575 options outstanding under the 2013 Plan.

Stock Options

During the years ended December 31, 2015, 2014 and 2013, the Company granted stock options for the purchase of 657,250, 727,575, and 201,721 shares of common stock, respectively, to certain employees and directors. The vesting conditions for most of these awards are time-based, and the awards typically vest 25% after one year and monthly thereafter for the next 36 months, except for annual option grants to non-employee directors of the Company whose initial grants vest 25% after one year and monthly thereafter for the next 24 months and whose annual grants vest in equal monthly installments during the 12-month period following the grant date, pursuant to the Company’s Non-Employee Director Compensation Policy. Awards typically expire after 10 years.

Stock options for the purchase of 403,382 shares of common stock were granted in 2012; of these, 264,944 were granted with performance-based vesting conditions to certain executives. The options were to vest in the event of a corporate transaction with the amount to vest contingent upon the transaction. The grant date fair value of these options was $236,940. In September 2012, performance-based options for the purchase of 18,450 shares of common stock were forfeited. No expense was recognized related to these options for the year ended December 31, 2012 as the performance conditions were not considered probable of achievement at December 31, 2012. On July 16, 2013, in connection with the Company’s proposed initial public offering, the board of directors exercised its election to change the vesting conditions of these stock options from performance-based vesting to time-based vesting. As a result, these stock options now vest over a four-year period commencing effective August 29, 2012. The change in the vesting conditions was accounted for as a modification of these stock options. The modification resulted in an aggregate increase in the fair value of the options of $2,185,729, of which $481,729 was recorded as stock-based compensation expense on the modification date, July 16, 2013, and $1,704,000 was unrecognized stock-based compensation expense, which is expected to be recognized over the remaining vesting terms of the options through August 2016.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of its publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the years ended December 31, 2015, 2014 and 2013 is as follows:

	December 31,
	2015	2014	2013
Risk-free interest rates	1.49-1.92%	1.54-2.04%	1.00%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	76.4-83.9%	61.9-68.0%	71%

The following table summarizes stock option activity for the year ended December 31, 2015:

	Shares Issuable Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2014	1,289,082	$10.26
Granted	657,250	21.84
Exercised	(109,441)	5.44
Canceled or forfeited	(179,636)	18.42

Outstanding as of December 31, 2015	1,657,255	$14.28

Options vested and expected to vest at December 31, 2015	1,541,800	13.92

Options exercisable at December 31, 2015	728,621	8.81

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. A total of 109,441, 141,141, and 4,868 options were exercised during the years ended December 31, 2015, 2014 and 2013, respectively. The aggregate intrinsic value of stock options exercised was $1,584,657, $1,476,861, and $45,125 for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, 2014 and 2013 the Company had options for the purchase of 1,657,255, 1,289,082, and 834,983 shares of common stock outstanding, with a weighted average remaining contractual term of 7.9, 8.1, and 8.5 years, respectively, and with a weighted average exercise price of $14.28, $10.26, and $2.99 per share, respectively. At December 31, 2015, 2014 and 2013 there were options for the purchase of 728,621, 450,109, and 386,334 shares of common stock exercisable under these stock option awards, with a weighted average remaining contractual life of 6.9, 6.7, 6.9 years , respectively, and an aggregate intrinsic value of $7,714,057, $7,489,976, $4,071,356, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $15.08, $9.99, and $6.99, respectively.

Restricted Common Stock

The Company’s 2009 and 2013 Plans provide for the award of restricted stock. The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting.

During the years ended December 31, 2015, 2014, and 2013 the Company did not issue any shares of restricted common stock.

As of December 31, 2015 and 2014, there were no shares related to restricted stock awards that were unvested and subject to repurchase.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock for the years ended December 31, 2015, 2014 and 2013 as follows:

	Year Ended December 31,
	2015	2014	2013
Research and development	$1,412,153	$684,511	$347,470
General and administrative	3,170,526	1,766,068	648,697

	$4,582,679	$2,450,579	$996,167

As of December 31, 2015, unrecognized stock-based compensation expense for stock options outstanding was $8,629,518, which is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

On January 27, 2014, the Company’s stockholders approved the Employee Stock Purchase Plan. A total of 209,102 shares of common stock were reserved for issuance under this plan. The Employee Stock Purchase Plan became effective on February 11, 2014, the date of execution of the underwriting agreement pursuant to which the Company’s common stock was priced for its initial public offering. During the year ended December 31, 2015 and 2014, 20,896 and 6,770 shares, respectively, were purchased by employees under the plan. Additionally, the number of shares of common stock reserved for issuance under the Employee Stock Purchase Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2023, by 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

15.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(46,315,451)	$(27,313,664)	$(18,186,724)
Accretion of dividends on convertible preferred stock	—	—	—
Net income attributable to participating securities	—	—	—

Net loss attributable to common stockholders:	$(46,315,451)	$(27,313,664)	$(18,186,724)

Denominator:
Weighted average common shares outstanding, basic and diluted	21,497,119	13,893,961	790,038

Net loss per share attributable to common stockholders, basic and diluted	$(2.15)	$(1.97)	$(23.02)

Stock options for the purchase of 1,655,394, 1,185,253, and 648,591 weighted average shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for those periods. In addition, 0 weighted average shares of unvested restricted common stock were excluded from the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013, respectively.

16.	Income Taxes

The Company has generated losses since inception. The Company has recorded no income tax benefits for those losses during the years ended December 31, 2015 and 2014, respectively, due to its uncertainty of realizing a benefit from those losses.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.9	4.7	4.8
Federal and state research and development tax credits	4.7	3.5	3.7
Change in deferred tax asset valuation allowance	(45.4)	(37.8)	(38.1)
Other	1.8	(4.4)	(4.4)

Effective income tax rate	—%	—%	—%

The Company’s net deferred tax assets consisted of the following:

	December 31,
	2015	2014
Net operating loss carryforwards	$24,226,949	$17,728,075
Research and development tax credit carryforwards	5,368,524	3,185,552
Capitalized research and development expenses, net	22,838,452	12,780,675
Accruals and other temporary differences	2,339,444	131,571

Total deferred tax assets	54,773,369	33,825,873
Valuation allowance	(54,773,369)	(33,825,873)

Net deferred tax asset	$—	$—

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $62,423,730 and $56,872,736, respectively, which begin to expire in 2029 for federal purposes and in 2030 for state purposes. In addition, the Company had federal and state research and development tax credit carryforwards of approximately $3,593,673 and $2,689,168, respectively, available to reduce future tax liabilities, which begin to expire in 2029 for federal purposes and 2025 for state purposes. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and capitalized research and development expenses. Management has considered the Company’s history of cumulative net losses incurred since inception, as well as its lack of commercialization of any products or generation of any revenue from product sales since inception, and determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at December 31, 2015 and 2014.

Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses (“NOLs”) and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. During the quarter ended June 30, 2014, the Company completed a Section 382 study through February 11, 2014. The results of this study showed that as of February 11, 2014, one historical ownership change within the meaning of Section 382 had occurred in 2009. As a result of this Section 382 limitation, approximately $0.3 million of NOLs will expire unutilized. In addition, the Company completed another Section 382 study through December 31, 2014. The results of this study showed that the Company experienced an ownership change in 2014 as part of the follow-on offering, however, none of the NOLs will expire due to the Section 382 limitation associated with the ownership change, assuming sufficient future taxable income and no future limitations. Subsequent ownership changes as defined by Section 382 may potentially limit the amount of net operating loss carryforwards that could be utilized annually to offset future taxable income. The Company has generated losses since inception and therefore has recorded no income tax benefits for those losses due to its uncertainty of realizing a benefit from those losses.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014	2013
Valuation allowance as of beginning of year	$(33,825,873)	$(23,493,416)	$(16,548,999)
Decreases recorded as benefit to income tax provision	2,857,886	2,020,565	1,726,638
Increases recorded to income tax provision	(23,805,382)	(12,353,022)	(8,671,055)

Valuation allowance as of end of year	$(54,773,369)	$(33,825,873)	$(23,493,416)

In each reporting period, the Company considers whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No liabilities for unrecognized tax benefits were recorded as of December 31, 2015 and 2014.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2012 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

17.	Quarterly Financial Data (unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Operating expenses	$9,014,943	$12,543,819	$11,025,625	$13,478,689
Net loss	(9,173,523)	(12,436,594)	(11,136,412)	(13,568,922)
Net loss per common share—basic and diluted	$(0.43)	$(0.58)	$(0.52)	$(0.63)
Weighted average common shares—basic and diluted	21,451,317	21,474,763	21,506,721	21,554,310

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Operating expenses	$6,434,760	$5,848,825	$6,962,319	$7,741,370
Net loss	(6,542,244)	(5,930,602)	(7,035,607)	(7,805,211)
Net loss per common share—basic and diluted	$(0.86)	$(0.38)	$(0.45)	$(0.47)
Weighted average common shares—basic and diluted	7,632,786	15,619,151	15,624,963	16,523,385

18.	Subsequent Events

Restricted Common Stock Units

On January 4, 2016, the Company granted restricted common stock units with performance-based vesting conditions to certain executives. The restricted stock units vest, and the underlying shares of common stock become deliverable, in the event the Company receives approval from the U.S. Food and Drug Administration of a new drug application for Zilretta (the “Milestone”). Depending on when and if the Milestone is achieved, the maximum aggregate number of shares of the Company’s common stock available to be earned under the awards is 189,300 with an approximate value of $3,445,000 as of the grant date. If the Milestone is not achieved prior to July 1, 2018, the awards will not vest, will be forfeited in their entirety and no shares of common stock will be delivered.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2015, the end of the period covered by this report.

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

As of December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We expect that our 2016 annual meeting of stockholders, or the Annual Meeting, will be held on or about June 15, 2016. To be considered for inclusion in the Company’s proxy materials for the Annual Meeting, stockholder proposals must be submitted in writing between the date of this Annual Report and April 19, 2016, to the attention of the Secretary of Flexion Therapeutics, Inc. at 10 Mall Road, Suite 301, Burlington, Massachusetts 01803. If stockholders wish to submit a proposal (including a director nomination) at the Annual Meeting that is not to be included in our proxy materials for the Annual Meeting, the written request must be received by the Secretary of Flexion Therapeutics, Inc. no later than the close of business on April 19, 2016. Stockholders are also advised to review our Bylaws, which contain additional requirements about advance notice of stockholder proposals and director nominations.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

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

1.   Financial Statements

The financial statements of Flexion Therapeutics, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2015:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March, 2016.

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

Signature	Title	Date

/s/ Michael D. Clayman, M.D. Michael D. Clayman, M.D.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 11, 2016

/s/ Frederick W. Driscoll Frederick W. Driscoll	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2016

/s/ Patrick J. Mahaffy Patrick J. Mahaffy	Chairman of the Board of Directors	March 11, 2016

/s/ Scott Canute Scott Canute	Member of the Board of Directors	March 11, 2016

/s/ Samuel D. Colella Samuel D. Colella	Member of the Board of Directors	March 11, 2016

/s/ Heath Lukatch, Ph.D. Heath Lukatch, Ph.D.	Member of the Board of Directors	March 11, 2016

/s/ Sandesh Mahatme Sandesh Mahatme	Member of the Board of Directors	March 11, 2016

/s/ Ann Merrifield Ann Merrifield	Member of the Board of Directors	March 11, 2016

/s/ Alan Milinazzo Alan Milinazzo	Member of the Board of Directors	March 11, 2016

EXHIBIT INDEX

Unless otherwise indicated, all references to previously filed Exhibits refer to Flexion’s filings with the Securities and Exchange Commission, or SEC, under File No. 001-36287. Any Exhibit that was not previously filed is filed herewith.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Flexion (Exhibit 3.1, Current Report on Form 8-K filed on February 19, 2014)

3.2	Amended and Restated Bylaws of Flexion (Exhibit 3.2, Current Report on Form 8-K filed on February 19, 2014)

4.1	Form of Common Stock Certificate of Flexion (Exhibit 4.1, Registration Statement on Form S-1 (File No. 333-193233), as amended, filed on January 29, 2014)

4.2	Amended and Restated Investor Rights Agreement, dated December 3, 2012, between Flexion and certain of its stockholders (Exhibit 4.2, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

4.3	Conversion, Amendment and Waiver Agreement, dated January 27, 2014, between Flexion and certain of its stockholders (Exhibit 4.3, Registration Statement on Form S-1 (File No. 333-193233), as amended, filed on January 29, 2014)

Management Contracts and Compensatory Plans

10.1	Form of Indemnity Agreement between Flexion and its directors and officers (Exhibit 10.1, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

10.2	Flexion Therapeutics, Inc. 2009 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder (Exhibit 10.2, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

10.3	Flexion Therapeutics, Inc. 2013 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder (Exhibit 10.3, Registration Statement on Form S-1 (File No. 333-193233), as amended, filed on January 29, 2014)

10.4	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the Flexion Therapeutics, Inc. 2013 Equity Incentive Plan (Exhibit 99.1, Current Report on Form 8-K filed on December 22, 2015)

10.5	Flexion Therapeutics, Inc. 2013 Employee Stock Purchase Plan (Exhibit 10.4, Registration Statement on Form S-1 (File No. 333-193233), as amended, filed on January 29, 2014)

10.6	Flexion Therapeutics, Inc. Non-Employee Director Compensation Policy, as revised

10.7	Amended and Restated Offer Letter between Flexion and Michael D. Clayman, M.D. (Exhibit 10.6, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

10.8	Amendment to Amended and Restated Offer Letter between Flexion and Michael D. Clayman, M.D. (Exhibit 10.7, Annual Report on Form 10-K filed on March 28, 2014)

10.9	Amended and Restated Offer Letter between Flexion and Neil Bodick, M.D., Ph.D. (Exhibit 10.7, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

10.10	Amendment to Amended and Restated Offer Letter between Flexion and Neil Bodick, M.D., Ph.D. (Exhibit 10.9, Annual Report on Form 10-K filed on March 28, 2014)

10.11	Amended and Restated Offer Letter between Flexion and Fred Driscoll (Exhibit 10.9, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

Exhibit Number	Description

10.12	Amendment to Amended and Restated Offer Letter between Flexion and Fred Driscoll (Exhibit 10.11, Annual Report on Form 10-K filed on March 28, 2014)

10.13	Flexion Therapeutics, Inc. Change in Control Bonus Plan (Exhibit 99.1, Current Report on Form 8-K filed on September 2, 2014)

Other Agreements

10.14*	Out-License Agreement, dated June 12, 2009, between Flexion (as successor in interest to Flexion Therapeutics AG) and AstraZeneca AB (Exhibit 10.10, Registration Statement on Form S-1 (File No. 333-193233), as amended, filed on January 29, 2014)

10.15*	Letter Agreement, dated December 3, 2012, between Flexion and AstraZeneca AB (Exhibit 10.12, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

10.16*	Out-License Agreement, dated September 3, 2010, between Flexion and AstraZeneca AB (Exhibit 10.11, Registration Statement on Form S-1 (File No. 333-193233), as amended, filed on January 29, 2014)

10.17*	Letter Agreement, dated March 17, 2014, between Flexion and AstraZeneca AB (Exhibit 10.7, Quarterly Report on Form 10-Q filed on May 12, 2014)

10.18	Lease, dated February 22, 2013, between Flexion and The Trustees of Mall Road Trust (Exhibit 10.14, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

10.19	First Amendment of Lease, dated July 13, 2015, between Flexion and CIP II/RJK 10-20 BMR Owner, LLC (as successor in interest to The Trustees of Mall Road Trust) (Exhibit 10.3, Quarterly Report on Form 10-Q filed on November 9, 2015)

10.20	Second Amendment of Lease, dated December 15, 2015, between Flexion and CIP II/RJK 10-20 BMR Owner, LLC

10.21+	Exclusive License Agreement, dated July 25, 2014, between Flexion and Southwest Research Institute

10.22*	Manufacturing and Supply Agreement, dated July 31, 2015, between Flexion and Patheon UK Limited (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 9, 2015)

10.23*	Technical Transfer and Service Agreement, dated July 31, 2015, between Flexion and Patheon UK Limited (Exhibit 10.2, Quarterly Report on Form 10-Q/A filed on January 26, 2016)

10.24	Credit and Security Agreement, dated August 4, 2015, between Flexion and MidCap Financial Trust, as administrative agent, and the Lenders listed on the Credit Facility Schedule attached thereto (Exhibit 10.4, Quarterly Report on Form 10-Q filed on November 9, 2015)

21.1	Subsidiaries of Flexion Therapeutics, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (reference is made to the signature page thereto)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

Exhibit Number	Description

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.