Form 10-Q
period 2016-03-31
Flexion Therapeutics Inc
filed 2016-05-12
CIK 1419600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 6, 2016, the registrant had 21,570,395 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$58,903	$62,944
Marketable securities	39,456	48,303
Accounts receivable	56	95
Prepaid expenses and other current assets	1,217	761

Total current assets	99,632	112,103
Property and equipment, net	9,083	7,442
Long-term investments	3,006	7,357
Other assets	270	157
Restricted cash	80	80

Total assets	$112,071	$127,139

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,083	$3,692
Accrued expenses and other current liabilities	4,792	4,367
Current portion of long-term debt	384	—

Total current liabilities	8,259	8,059
Long-term debt	14,688	15,002
Other long-term liabilities	222	91

Total liabilities	23,169	23,152

Commitments and contingencies
Preferred Stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2016 and December 31, 2015 and 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 21,570,395 and 21,570,395 shares issued and outstanding, at March 31, 2016 and December 31, 2015, respectively	22	22
Additional paid-in capital	245,495	243,854
Accumulated other comprehensive income	(8)	(97)
Accumulated deficit	(156,607)	(139,792)

Total stockholders’ equity	88,902	103,987

Total liabilities and stockholders’ equity	$112,071	$127,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$—	$—
Operating expenses:
Research and development	11,981	6,255
General and administrative	4,692	2,760

Total operating expenses	16,673	9,015

Loss from operations	(16,673)	(9,015)

Other income (expense):
Interest income	336	168
Interest expense	(276)	(204)
Other income (expense), net	(202)	(123)

Total other income (expense)	(142)	(159)

Net loss	$(16,815)	$(9,174)

Net loss per share basic and diluted	$(0.78)	$(0.43)

Weighted average common shares outstanding, basic and diluted	21,570	21,451

Other comprehensive (loss) income:
Unrealized gains from available-for-sale securities, net of tax of $0	(89)	21

Total other comprehensive (loss) income	(89)	21

Comprehensive loss	$(16,904)	$(9,153)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(16,815)	$(9,174)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	186	40
Stock-based compensation expense	1,641	1,008
Amortization of premium (discount) on marketable securities	196	109
Other non-cash charges	9	12
Loss on disposal of fixed assets	2,278	—
Changes in operating assets and liabilities:
Accounts receivable	39	(403)
Prepaid expenses, other current and long-term assets	(572)	(987)
Accounts payable	(1,009)	593
Accrued expenses and other current and long-term liabilities	51	(1,176)

Net cash used in operating activities	(13,996)	(9,978)

Cash flows from investing activities
Purchases of property and equipment	(3,094)	(533)
Change in restricted cash	—	24
Purchases of marketable securities	(3,006)	(89,425)
Sale and redemption of marketable securities	16,097	27,465

Net cash provided by (used in) investing activities	9,997	(62,469)

Cash flows from financing activities
Payment of public offering costs	—	(225)
Payments on debt	—	(3,500)
Payment of debt issuance costs	(42)	—
Proceeds from the exercise of stock options	—	37

Net cash used in financing activities	(42)	(3,688)

Net decrease in cash and cash equivalents	(4,041)	(76,135)
Cash and cash equivalents at beginning of period	62,944	103,098

Cash and cash equivalents at end of period	$58,903	$26,963

Supplemental disclosures of cash flow information:
Cash paid for interest	$237	$292
Supplemental disclosures of non-cash financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$2,450	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Overview and Nature of the Business

Flexion Therapeutics, Inc. (“Flexion” or the “Company”) was incorporated under the laws of the state of Delaware on November 5, 2007. Flexion is a specialty pharmaceutical company focused on the development and commercialization of novel, local pain therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis (“OA”), a type of degenerative arthritis. The Company’s lead product candidate, Zilretta (also known as FX006), is a late-stage, injectable, sustained-release, intra-articular, or IA, meaning “in the joint,” steroid that is being developed as a treatment for patients with moderate to severe OA pain.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (‘GAAP”) for consolidated financial information including the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2016.

The information presented in the condensed consolidated financial statements and related notes as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, is unaudited. The December 31, 2015 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016, or any future period.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of March 31, 2016 and December 31, 2015, the Company had cash, cash equivalents, marketable securities, and long-term investments of $101,365,000 and $118,604,000, respectively. Management believes that current cash, cash equivalents and marketable securities on hand at March 31, 2016 should be sufficient to fund operations for at least the next twelve months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop the Company’s product candidates and to establish a commercial infrastructure in order to generate future revenue streams.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the Company’s financial statements.

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

On March 30, 2016, the FASB released ASU 2016-09, which amends ASC Topic 718, Compensation-Stock Compensation, to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities. For public companies, the new rules will become effective for annual reporting periods beginning after December 15, 2016, and interim reporting periods within such annual period. The Company is currently evaluating the impact that the adoption of this guidance may have on the Company’s financial statements.

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Securities Corporation, Inc. The Company has eliminated all intercompany transactions for the three months ended March 31, 2016 and the year ended December 31, 2015, the year Flexion Securities Corporation, Inc. was established.

U.S. Government Grant

The Company has performed research and development for the U.S. Department of Defense under a cost reimbursable grant for a Phase 2 clinical trial investigating Zilretta in active military and medically retired veterans with post-traumatic knee OA. Due to the challenges of enrolling military personnel with post-traumatic knee OA, the Company has decided to discontinue the trial and terminate the grant. The related costs incurred under the grant have been included in research and development expense in the statement of operations. The Company is reimbursed and has offset research and development expenses in the statement of operations when invoices for allowable costs have been prepared and submitted to the U.S. Department of Defense. Payments under cost reimbursable grants with agencies of the U.S. government are provisional payments subject to adjustment upon audit by the U.S. government. When the final determination of the allowable costs for any year has been made, research and development expenses may be adjusted accordingly.

Accounts Receivable

Accounts receivable represents allowable costs under the Company’s U.S. Government agency grant for which the Company has not yet received reimbursement. The Company invoices the government on a quarterly basis for reimbursable costs under the grant. Reimbursable costs that have not been invoiced on the last day of the quarter are recorded as unbilled accounts receivable. As of March 31, 2016 and December 31, 2015, there were unbilled accounts receivable of $56,000 and $95,000, respectively.

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

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Costs of major additions and improvements are capitalized and depreciated on a straight-line basis over their useful lives. Repairs and maintenance costs are expensed as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Property and equipment includes construction-in-progress, which is not yet in service, and is estimated to have a useful life of seven years once placed into service.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2016 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$57,182	$—	$57,182
Marketable securities	—	42,462	—	42,462

	$—	$99,644	$—	$99,644

	Fair Value Measurements as of December 31, 2015 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$61,534	$—	$61,534
Marketable securities	—	55,660	—	55,660

	$—	$117,194	$—	$117,194

As of March 31, 2016 and December 31, 2015, the Company’s cash equivalents and marketable securities that are invested in money market funds are valued based on Level 2 inputs. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the three months ended March 31, 2016 and year ended December 31, 2015, there were no transfers between Level 1, Level 2 and Level 3.

The carrying values of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

The 2015 term loan with MidCap Financial Funding XIII Trust and Silicon Valley Bank (“2015 term loan”), outstanding under the Company’s credit and security agreements, is reported at its carrying value in the accompanying balance sheet. The Company determined the fair value of the term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The term loan was valued using Level 2 inputs as of March 31, 2016 and December 31, 2015. The result of the calculation yielded a fair value that approximates carrying value.

4. Marketable Securities

As of March 31, 2016 and December 31, 2015 the fair value of available-for-sale marketable securities by type of security was as follows:

	March 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US government obligations	$3,005	$1	$—	$3,006
Corporate bonds	39,465	9	(18)	39,456

	$42,470	$10	$(18)	$42,462

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$55,757	$4	$(101)	$55,660

	$55,757	$4	$(101)	$55,660

At March 31, 2016 and December 31, 2015, marketable securities consisted of $39,456,000 and $48,303,000, respectively, of investments that mature within twelve months and $3,006,000 and $7,357,000, respectively, of investments that mature within fifteen months.

5. Property and Equipment, Net

Property and equipment as of March 31, 2016 and December 31, 2015 consisted of the following:

(In thousands)	March 31, 2016	December 31, 2015
Computer and office equipment	$392	$393
Manufacturing equipment	—	2,534
Furniture and fixtures	258	290
Software	323	342
Leasehold improvements	194	239
Construction—in progress	8,362	4,134

	9,529	7,932
Less: Accumulated depreciation	(446)	(490)

Total property and equipment, net	$9,083	$7,442

Depreciation expense for the three months ended March 31, 2016 and 2015 was $186,000 and $40,000, respectively. During the three months ended March 31, 2016 and 2015, $2,508,000 and $0 of property and equipment was disposed of, resulting in a loss of $2,278,000 and $0, respectively. Of the $2,508,000 disposed of during the three months ending March 31, 2016, $2,265,000 was related to manufacturing equipment that will no longer be used due to the termination of the contract manufacturing agreement with Evonik, resulting in a loss of $2,180,000. Construction-in progress is primarily comprised of amounts related to the construction of new manufacturing equipment for use by our contract manufacturer, Patheon.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	March 31, 2016	December 31, 2015
Clinical research	$444	$552
Contract manufacturing services	2,778	1,444
Payroll and other employee-related expenses	797	1,649
Regulatory services	65	64
Consultant fees and expenses	99	70
Professional services fees	293	434
Interest expense	81	81
Other	235	73

Total accrued expenses and other current liabilities	$4,792	$4,367

7. Stock-Based Compensation

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Therefore, the Company estimates its expected stock volatility based on the historical volatility of its publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015
Risk-free interest rates	1.39-1.90%	1.51-1.83%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.1	6.0
Expected volatility	83.8-84.1%	78.4-81.4%

The following table summarizes stock option activity for the three months ended March 31, 2016:

(In thousands, except per share amounts and years)	Shares Issuable Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2015	1,657	$14.28
Granted	533	17.92
Exercised	—	—
Canceled	(14)	16.46

Outstanding as of March 31, 2016	2,176	$15.16

Options vested and expected to vest at March 31, 2016	1,837	$14.53

Options exercisable at March 31, 2016	899	$10.79

In addition to the 533,000 common stock options, approximately 189,000 Restricted Stock Units (RSUs) were granted during the three months ended March 31, 2016. The RSUs are performance based awards which will begin vesting upon the achievement of a corporate performance based milestone. No outstanding performance awards were vested as of March 31, 2016.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. No options were exercised during the three months ended March 31, 2016.

At March 31, 2016 and 2015, there were options for the purchase of 2,176,000 and 1,637,000 shares of the Company’s common stock outstanding, respectively, with a weighted average remaining contractual term of 8.2, and 8.4 years, respectively, and with a weighted average exercise price of $15.16 and $13.41 per share, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2016 and 2015 was $12.82 and $23.27, respectively.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options for the three months ended March 31, 2016 is as follows:

	Three months ended March 31,
(In thousands)	2016	2015
Research and development	$537	$322
General and administrative	1,104	686

	$1,641	$1,008

As of March 31, 2016 unrecognized stock-based compensation expense for stock options outstanding was $10,838,000, which was expected to be recognized over a weighted average period of 2.9 years. As of March 31, 2015, unrecognized stock-based compensation expense for stock options outstanding was $12,643,000, which was expected to be recognized over a weighted average period of 3.2 years.

Restricted Stock Units

On January 4, 2016, the Company granted restricted common stock units with performance and time-based vesting conditions to certain executives. The restricted stock units vest, and the underlying shares of common stock become deliverable, in the event the Company receives approval from the U.S. Food and Drug Administration (“FDA”) of a new drug application (“NDA”) for Zilretta (the “Milestone”). Depending on when and if the Milestone is achieved, the maximum aggregate number of shares of the Company’s common stock available to be earned under the awards is 189,300 with an approximate value of $3,445,000 as of the grant date. The amount of earned shares decreases the closer that the Milestone date is to the termination date of the award. If the Milestone is not achieved prior to July 1, 2018, the termination date of the awards, the awards will not vest, will be forfeited in their entirety and no shares of common stock will be delivered. Since it is not possible for the Company to determine the probability of the performance condition being achieved, no compensation costs will be recorded until the Milestone is achieved. If the Milestone is achieved prior to the termination date, compensation costs will be recognized over the remaining requisite service period of the awards.

8. Net Loss per Share

Basic and diluted net loss per share was calculated as follows for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
(In thousands)	2016	2015
Numerator:
Net loss	$(16,815)	$(9,174)

Net loss:	$(16,815)	$(9,174)

Denominator:
Weighted average common shares outstanding, basic and diluted	21,570	21,451

Net loss per share, basic and diluted	$(0.78)	$(0.43)

Stock options and restricted stock units for the purchase of 2,378,000 and 1,548,000 weighted average shares of common stock were excluded from the computation of diluted net loss per share for the three months ended March 31, 2016 and 2015, respectively. These options were excluded from the computations because the options had an anti-dilutive impact due to the net loss incurred for those periods.

9. Long-term Debt

On August 4, 2015, the Company entered into a credit and security agreement with MidCap Financial Trust, as agent, MidCap Financial Funding XIII Trust and Silicon Valley Bank, as lenders, (the “Lenders”), to borrow up to $30,000,000 in term loans, (“2015 term loan”). The Company concurrently borrowed $15,000,000 under an initial term loan. The remaining $15,000,000 under the facility may be drawn down in the form of a second term loan at the Company’s option through September 2016, subject to the Company’s receipt of positive Phase 3 Zilretta clinical trial data meeting the trial’s primary endpoint which is sufficient to file an NDA for Zilretta, as well as other customary conditions for funding. The Company granted the Lenders a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed under the credit facility. The Company also agreed not to encumber any of its intellectual property without the Lenders’ prior written consent. The Company must maintain a balance in cash or cash equivalents at Silicon Valley Bank equal to the principal balance of the loan plus 5 percent for so long as the Company maintains any cash or cash equivalents in non-secured bank accounts. The credit and security agreement also contains certain representations, warranties, and covenants of the Company as well as a material adverse event clause. As of March 31, 2016, the Company was compliant with all covenants and there were no material adverse events.

Borrowings under the credit facility accrue interest monthly at a fixed interest rate of 6.25 % per annum. Following an interest-only period of 19 months, principal will be due in 36 equal monthly installments commencing March 1, 2017 and ending February 1, 2020 (the “maturity date”). Upon the maturity date, the Company will be obligated to pay a final payment equal to 9% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the effective interest rate method. As of March 31, 2016, the carrying value of the term loan was $15,072,000, of which $384,000 was due within 12 months and $14,688,000 was due in greater than 12 months.

In connection with the credit and security agreement, the Company incurred debt issuance costs totaling $150,000. These costs will be amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method. The Company elected the early adoption of ASU 2015-03, Interest – Imputation of Interest, and accordingly deducted the debt issuance costs from the carrying amount of the debt as of March 31, 2016 and December 31, 2015.

As of March 31, 2016, annual principal and interest payments due under the Company’s 2015 term loan are as follows (in thousands):

Year	Aggregate Minimum Payments
2016 (remaining nine months)	$716
2017	5,018
2018	5,541
2019	5,224
2020	2,190

Total	$18,689
Less interest	(2,267)
Less final payment	(1,350)

Total	$15,072

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 11, 2016.

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis or OA, a type of degenerative arthritis. We retain the exclusive worldwide rights to our lead product candidate, Zilretta, a late-stage, sustained-release, intra-articular investigational steroid that we are developing for the treatment of OA.

We were incorporated in Delaware in November 2007, and to date we have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials with our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From our inception through March 31, 2016, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and, to a lesser extent, debt financing. From our inception through March 31, 2016, we have raised $259.4 million from such transactions, including from our initial and follow-on public offerings. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

Product Candidates and Recent Developments

Zilretta—Late Stage Candidate for Intra-articular Therapy for Patients with Moderate to Severe OA Pain

Our lead product candidate, Zilretta, is a late-stage, injectable, sustained-release, intra-articular, or IA, meaning “in the joint,” investigational steroid that we are developing as a treatment for patients with moderate to severe OA pain. We specifically designed Zilretta to combine a commonly administered steroid, triamcinolone acetonide, or TCA, with poly lactic-co-glycolic acid, referred to as PLGA, with the goal of providing sustained therapeutic concentrations in the joint and persistent analgesic effect. Zilretta is intended to address the limitations of current IA therapies by providing long-lasting, local analgesia while avoiding systemic side effects, which are effects that occur throughout the body as a result of drug that is released from the site of injection into circulating blood. To date, we have completed five clinical trials in which a total of approximately 600 patients with OA of the knee were treated with Zilretta. The overall frequency of treatment-related adverse events in these trials has been similar to those observed with placebo and no serious adverse events have been assessed as related to Zilretta in those trials. Both the magnitude and duration of pain relief provided by Zilretta in clinical trials have been shown to be clinically meaningful with the magnitude of pain relief amongst the largest seen to date in OA clinical trials.

Based on the strength of our pivotal and other clinical trials, we believe that Zilretta has the potential to address a significant unmet medical need for OA pain management by providing safe, more effective and sustained pain relief. We believe the following attributes uniquely distinguish Zilretta:

•	An injectable, IA, non-opioid, sustained-release investigational treatment for patients with moderate to severe OA pain that has demonstrated the following in clinical trials to date:

•	statistically significant, durable and clinically meaningful improvements in validated OA specific measures compared to the current injectable standard of care,

•	statistically significant, durable and clinically meaningful pain relief compared to placebo,

•	persistent therapeutic concentrations of drug in the joint and durable efficacy, and

•	limited systemic exposures and the potential for fewer serious side effects compared to oral treatment options for OA pain.

•	Amongst the largest analgesic effects reported in OA clinical trials.

•	Strong proprietary position through a combination of patents, trade secrets and proprietary know-how, as well as eligibility for marketing exclusivity.

•	Well-defined Section 505(b)(2) of the Federal Food Drug and Cosmetic Act, regulatory pathway seeking approval for a novel formulation of the same dose and administration route of the already approved immediate-release steroid used by orthopedists and rheumatologists.

•	Familiarity of orthopedists and rheumatologists with IA injections utilizing the same steroid at the same dose.

•	Fast Track designation from the FDA.

In April 2016, we initiated a double-blind, randomized, parallel group, single dose Phase 2 clinical trial of Zilretta in patients with OA of the knee who also have type 2 (adult) diabetes. Approximately 36 patients will be randomized, and blood glucose levels will be monitored for a total of three weeks (one week prior to injection and two weeks post injection) using a continuous glucose monitoring device. Approximately 20% of patients with knee OA have diabetes and clinical trial data demonstrate that these patients, when treated with IA injections of immediate-release TCA (as well as other corticosteroids) can experience substantial elevations in blood glucose levels in the days post injection. These increases in blood glucose coincide with peak plasma concentrations of the injected steroid and are thought to reflect the anti-insulin effects of such drugs. Since Zilretta has demonstrated in clinical trials lower post-injection plasma concentrations than those seen with immediate-release TCA, we believe that administration of Zilretta may avoid elevated blood glucose levels. The primary endpoint of this trial is the average blood glucose levels over time from baseline through 72 hours post injection for patients receiving Zilretta compared to patients receiving immediate-release TCA.

In April 2015, we announced that the U.S. Department of Defense awarded us a grant worth approximately $2.0 million to conduct a Phase 2 clinical trial investigating Zilretta for the management of OA pain in active military and medically retired veterans with post-traumatic OA of the knee. Due to the challenges of enrolling military personnel with post-traumatic knee OA, the Company has decided to discontinue the Phase 2 trial and terminate the grant.

Based upon the results of our pivotal clinical trials and pending a planned pre-NDA meeting with the FDA, we anticipate submitting our Zilretta NDA for single-dose administration to the FDA during the second half of 2016.

FX007

FX007 is a small molecule TrkA receptor antagonist that we were developing for the persistent relief of post-operative pain. Based on the results of recently completed preclinical local pharmacology and toxicology experiments, we do not plan to continue the development of FX007 for post-operative pain.

Financial Overview

Revenue

We have not generated any revenue since our inception. We do not have any products approved for sale, and we do not expect to generate any revenue from the sale of products in the near future. In the future, if our research and development efforts result in clinical success and regulatory approval, we may generate revenue from the sales of our product candidates, including Zilretta, or we may generate revenue from licensing rights to our product candidates to third parties. If we fail to complete the development of Zilretta or other product candidates, our ability to generate future revenue, and our results of operations and financial position will be adversely affected.

Operating Expenses

The majority of our operating expenses to date have been related to the development activities of Zilretta.

Research and Development Expenses

Since our inception, we have focused our resources on our development activities, including: preclinical studies, clinical trials, and chemistry, manufacturing, and controls, or CMC. Our development expenses consist primarily of:

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,
(In thousands)	2016	2015
Direct research and development expenses by program:
Zilretta	$8,108	$3,910
FX007	205	159
Portfolio expansion	97	—
Other	138	143

Total direct research and development expenses	8,548	4,212
Personnel and other costs	3,433	2,043

Total research and development expenses	$11,981	$6,255

Related costs incurred under the grant from the U.S. Department of Defense for the Phase 2 clinical trial that was investigating Zilretta in active military and medically retired veterans with post-traumatic knee OA are included in research and development expenses. Reimbursements are recorded as an offset to research and development expenses when invoices for allowable costs have been prepared and submitted to the U.S. Department of Defense. Due to the challenges of enrolling military personnel with post-traumatic knee OA, the Company has decided to discontinue this Phase 2 trial and terminate the grant. Payments under cost reimbursable grants with agencies of the U.S. government are provisional payments subject to adjustment upon audit by the U.S. government. To date we have been reimbursed for approximately $600,000 under the grant. When the final determination of the allowable costs for any year has been made, research and development expenses may be adjusted accordingly.

Our research and development expenses are expected to increase in the foreseeable future. Specifically, our costs associated with Zilretta will increase as we conduct additional clinical trials, further the manufacturing process in anticipation of validation and commercialization, including the costs for the build-out of the portion of the dedicated manufacturing facility with our contract manufacturer, Patheon UK Limited, make initial investments for commercial product supply, and otherwise advance our Zilretta development program. Evonik Corporation, or Evonik, is our supplier of PLGA and has manufactured drug product for our Zilretta clinical trial materials, however we have recently decided to use Patheon as our sole supplier of future Zilretta drug product for clinical trials and commercial supply. To that end, we expect to incur wind down costs of approximately $726,000 related to the technology transfer from Evonik to Patheon, the removal of our manufacturing equipment from the Evonik manufacturing facility, and the satisfaction of our remaining contractual obligations with Evonik. These wind down costs are included in accrued expenses and contract manufacturing expense as of and for the three months ended March 31, 2016. In addition, we have impaired approximately $2,265,000 in manufacturing equipment located at the Evonik facility, resulting in a loss of $2,180,000 which was recorded in operating expenses for the three months ended March 31, 2016.

We cannot determine with certainty the duration of and completion costs associated with future clinical trials of Zilretta. The duration, costs and timing associated with the development and commercialization of Zilretta will depend on a variety of factors, including uncertainties associated with the results of our clinical trials and our ability to obtain regulatory approval. As a result of these uncertainties, we are currently unable to estimate with any precision our future research and development expenses, when or if we will achieve regulatory approval, generate revenue from sales or achieve a positive cash flow position.

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

We anticipate that our general and administrative expenses will increase in the future as we continue to build our corporate and commercial infrastructure to support the continued development and potential launch of Zilretta or any other product candidates. Additionally, we anticipate increased expenses related to the audit, legal and compliance, regulatory, investor relations and tax-related services associated with maintaining compliance with the SEC and Nasdaq requirements and healthcare laws and compliance requirements, director and officer insurance premiums and other costs associated with operating as a publicly-traded company.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2016 and 2015

The following tables summarize our results of operations for the three months ended March 31, 2016 (certain items may not sum correctly due to rounding):

	Three Months Ended March 31,
(In thousands)	2016	2015	Change	% Increase/ (Decrease)
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	11,981	6,255	5,726	91.5%
General and administrative	4,692	2,760	1,932	70.0%

Total operating expenses	16,673	9,015	7,658	84.9%

Loss from operations	(16,673)	(9,015)	(7,658)	84.9%

Other income (expense):
Interest income	336	168	168	100.0%
Interest expense	(276)	(204)	(72)	35.3%
Other expense	(202)	(123)	(79)	64.2%

Total other income (expense)	(142)	(159)	17	(10.7)%

Net loss	$(16,815)	$(9,174)	$(7,641)	83.3%

Research and Development Expenses

	Three Months Ended March 31,
(In thousands)	2016	2015	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
Zilretta	$8,108	$3,910	$4,198	107.4%
FX007	205	159	46	28.9%
Portfolio expansion	97	—	97	100.0%
Other	138	143	(5)	(3.5)%

Total direct research and development expenses	8,548	4,212	4,336	102.9%
Personnel and other costs	3,433	2,043	1,390	68.0%

Total research and development expenses	$11,981	$6,255	$5,726	91.5%

Research and development expenses were $12.0 million and $6.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase in research and development expenses year over year of $5.7 million was primarily due to $2.0 million in Zilretta program expenses related to the recently completed Phase 3 clinical trial, manufacturing expenses related to clinical trial supplies, and $2.2 million related to the loss on disposed manufacturing equipment used in the production of Zilretta. Additionally, there was an increase of $1.4 million in personnel and other costs primarily related to employee related costs for additional headcount and stock compensation expense.

General and Administrative Expenses

General and administrative expenses were $4.7 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively. The increase in general and administrative expenses of $1.9 million was primarily due to salary and related costs associated with additional headcount and stock compensation expense.

Other Income (Expense)

Interest income was $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in interest income was primarily due to an increase in average investment balance yield during 2016.

Interest expense was $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in interest expense for the three months ended March 31, 2016 was primarily due to interest incurred on the $15.0 million borrowed under our credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank which we entered into on August 4, 2015.

Liquidity and Capital Resources

To date, we have not generated any revenue and have incurred losses since our inception in 2007. As of March 31, 2016, we had an accumulated deficit of $156.6 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through March 31, 2016, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and, to a lesser extent, debt financing. From our inception through March 31, 2016, we have raised $259.4 million from such transactions, including amounts from our initial and follow-on public offerings during 2014. As of March 31, 2016, we had cash and cash equivalents of $58.9 million, marketable securities of $39.5 million, and long-term investments of $3.0 million. Based on our current operating plan we anticipate that our existing cash, cash equivalents and marketable securities will fund our operations for at least the next twelve months. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

The following table shows a summary of our cash flows for each of the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows used in operating activities	$(13,996)	$(9,978)
Cash flows provided by (used in) investing activities	9,997	(62,469)
Cash flows used in financing activities	(42)	(3,688)

Net decrease in cash and cash equivalents	$(4,041)	$(76,135)

Net Cash Used in Operating Activities

Operating activities used $14.0 million of cash in the three months ended March 31, 2016. The cash flow used in operating activities resulted primarily from our net loss of $16.8 million for the period and cash used for changes in our operating assets and liabilities of $1.5 million, partially offset by non-cash charges of $4.3 million. Our non-cash charges consisted primarily of $1.6 million of stock-based compensation expense and $2.3 million of loss related to the disposal of our fixed assets ($2.2 million at Evonik), and $0.4 million of depreciation and amortization. Net cash used for changes in our operating assets and liabilities consisted primarily of a $0.6 million increase in our prepaid expenses and other current assets due primarily to insurance costs and a decrease of $1.0 million in accounts payable.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $10.0 million in the three months ended March 31, 2016. Net cash provided by investing activities consisted primarily of cash received from the redemption and sale of marketable securities of $16.1 million, partially offset by cash used for the purchase of marketable securities of $3.0 million and $3.1 million used to purchase property and equipment.

Net cash used in investing activities was $62.5 million in the three months ended March 31, 2015. Net cash used in investing activities consisted primarily of cash used for the purchase of marketable securities of $89.4 million, partially offset by cash received from the redemption of marketable securities of $27.5 million and $0.5 million used to purchase manufacturing equipment.

Net Cash Used in Financing Activities

Less than $0.1 million was used in financing activities for the three months ended March 31, 2016 compared to $3.7 million for the three months ended March 31, 2015. Net cash used in financing activities in the three months ended March 31, 2015 consisted of $3.5 million paid to satisfy our obligation to MidCap and $0.2 million in financing costs associated with our follow-on financing in late 2014.

Contractual Obligations

In July 2015, we amended the lease for our primary office space which increased the size of our leased premises and extended the lease term through October 31, 2019. In September 2015, we exercised our option to lease an additional space under this amended lease. The total cash obligation for the base rent from inception through the lease termination date for the office space committed to under the lease, as amended, is approximately $2.9 million.

Also in July, 2015, we and Patheon U.K. Limited, or Patheon, entered into a Manufacturing and Supply Agreement (the “Manufacturing Agreement”) and Technical Transfer and Service Agreement, or the Technical Transfer Agreement, for the manufacture of Zilretta.

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

Under the terms of the Manufacturing and Supply Agreement, following the FDA approval date of the suites, we have agreed to purchase finished, packaged or unpackaged product from Patheon. In addition, we will pay a monthly base fee to Patheon for the operation of the manufacturing suites, and will reimburse Patheon for purchases of raw materials and equipment made on our behalf, certain nominal expenses and additional services. We estimate that the aggregate monthly base fees and reimbursement costs for equipment will be approximately 100 million British Pounds over the entire term of the Manufacturing Agreement. Unless earlier terminated, this agreement will expire on the 10th anniversary of the FDA approval date for the initial manufacturing suite.

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

Our 2015 term loan carries a fixed interest rate and, thus, we are subject to limited interest rate risk.

We do not believe that our cash, cash equivalents and marketable securities have significant risk of default or illiquidity. While we believe our cash and cash equivalents and marketable securities are invested with the goal of capital preservation, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Most of our transactions are conducted in the U.S. dollar. We do have certain agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of March 31, 2016 we had approximately $1.6 million in payables to vendors denominated in currencies other than the U.S. dollar. A hypothetical 10% change in foreign exchange rates would not have a material effect on the value of our liability.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2016, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in Item 1A of our Annual Report on Form 10-K, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock would likely decline. You should consider all of the factors described in Item 1A of our Annual Report on Form 10-K when evaluating our business. There have been no material changes to the risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Flexion Therapeutics, Inc.

Date: May 12, 2016	By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Chief Financial Officer
(Principal Financial Officer)