Form 10-Q
period 2016-06-30
Flexion Therapeutics Inc
filed 2016-08-03
CIK 1419600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of July 29, 2016, the registrant had 27,521,070 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$119,010	$62,944
Marketable securities	44,251	48,303
Accounts receivable	101	95
Prepaid expenses and other current assets	1,180	761
Total current assets	164,542	112,103
Property and equipment, net	11,286	7,442
Long-term investments	—	7,357
Other assets	90	157
Restricted cash	80	80
Total assets	$175,998	$127,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,513	$3,692
Accrued expenses and other current liabilities	3,052	4,367
Current portion of long-term debt	1,634	—
Total current liabilities	8,199	8,059
Long-term debt	13,520	15,002
Other long-term liabilities	253	91
Total liabilities	21,972	23,152
Commitments and contingencies
Preferred Stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2016 and December 31, 2015 and 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,521,070 and 21,570,395 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	28	22
Additional paid-in capital	324,780	243,854
Accumulated other comprehensive income	10	(97)
Accumulated deficit	(170,792)	(139,792)
Total stockholders’ equity	154,026	103,987
Total liabilities and stockholders’ equity	$175,998	$127,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	8,905	9,640	20,886	15,895
General and administrative	5,215	2,904	9,907	5,664
Total operating expenses	14,120	12,544	30,793	21,559
Loss from operations	(14,120)	(12,544)	(30,793)	(21,559)
Other income (expense):
Interest income	295	440	631	608
Interest expense	(202)	—	(478)	(204)
Other income (expense), net	(158)	(332)	(360)	(455)
Total other income (expense)	(65)	108	(207)	(51)
Net loss	$(14,185)	$(12,436)	$(31,000)	$(21,610)
Net loss per share basic and diluted	$(0.63)	$(0.58)	$(1.40)	$(1.01)
Weighted average common shares outstanding, basic and diluted	22,666	21,475	22,115	21,463
Other comprehensive (loss) income:
Unrealized gains from available-for-sale securities, net of tax of $0	(18)	(22)	(108)	(1)
Total other comprehensive (loss) income	(18)	(22)	(108)	(1)
Comprehensive loss	$(14,203)	$(12,458)	$(31,108)	$(21,611)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(31,000)	$(21,610)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	269	82
Stock-based compensation expense	3,260	1,978
Amortization of premium (discount) on marketable securities	345	435
Other non-cash charges	18	12
Loss on disposal of fixed assets	2,278	—
Premium paid on securities purchased	(22)	—
Changes in operating assets and liabilities:
Accounts receivable	(6)	(200)
Prepaid expenses, other current and long-term assets	(353)	(718)
Accounts payable	412	(196)
Accrued expenses and other current and long-term liabilities	(517)	1,180
Net cash used in operating activities	(25,316)	(19,037)
Cash flows from investing activities
Purchases of property and equipment	(7,678)	(1,427)
Change in restricted cash	—	24
Purchases of marketable securities	(10,811)	(99,477)
Sale and redemption of marketable securities	21,997	48,533
Discount received on securities purchased	7	—
Net cash provided by (used in) investing activities	3,515	(52,347)
Cash flows from financing activities
Payment of debt issuance costs	(42)	—
Payments on debt	—	(3,500)
Proceeds from the offering of common stock	77,644	—
Payments of public offering costs	(31)	(225)
Proceeds from the exercise of stock options	56	213
Proceeds from Employee Stock Purchase Plan	240	138
Net cash provided by (used in) financing activities	77,867	(3,374)
Net decrease in cash and cash equivalents	56,066	(74,758)
Cash and cash equivalents at beginning of period	62,944	103,098
Cash and cash equivalents at end of period	$119,010	$28,340
Supplemental disclosures of cash flow information:
Cash paid for interest	$477	$292
Supplemental disclosures of non-cash financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$154	$487
Public offering costs included in accounts payable or accrued expenses	$236	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Overview and Nature of the Business

Flexion Therapeutics, Inc. (“Flexion” or the “Company”) was incorporated under the laws of the state of Delaware on November 5, 2007. Flexion is a specialty pharmaceutical company focused on the development and commercialization of novel, local pain therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis (“OA”), a type of degenerative arthritis. The Company’s lead product candidate, Zilretta™ (also known as FX006), is a late-stage, injectable, sustained-release, intra-articular, or IA, meaning “in the joint,” investigational steroid that is being developed as a treatment for patients with moderate to severe knee OA pain.

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

2. Financing Activities

On June 13, 2016, the Company completed a follow-on public offering of its common stock, which resulted in the sale of 5,500,000 shares of the Company’s common stock at a price to the public of $14.00 per share.  On June 21, 2016, the Company completed the sale of an additional 400,000 shares of its common stock at the public offering price pursuant to the underwriters’ exercise of its option to purchase additional shares.  The Company received aggregate net proceeds from the follow-on financing of $77.6 million after deducting underwriting discounts, commissions, and offering costs paid by the Company.

The Company’s total issued common stock as of June 30, 2016 was 27,521,070.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and June 30, 2015, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (‘GAAP”) for consolidated financial information including the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2016.

The information presented in the condensed consolidated financial statements and related notes as of June 30, 2016, and for the three and six months ended June 30, 2016 and June 30, 2015, is unaudited.  The December 31, 2015 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016, or any future period.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of June 30, 2016 and December 31, 2015, the Company had cash, cash equivalents, marketable securities, and long-term investments of $163,261,000 and $118,604,000, respectively.  Management believes that current cash, cash equivalents and marketable securities on hand at

June 30, 2016 should be sufficient to fund operations for at least the next twelve months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop and seek approval for commercialization of the Company’s product candidates and to establish a commercial infrastructure in order to generate future revenue streams.

In April 2015, the FASB released Accounting Standards Update (“ASU”) 2015-05, Customers Accounting for Fees Paid in a Cloud Computing Arrangement (“CCA”).  Previously, there was no specific U.S. GAAP guidance on accounting for such fees from the customer’s perspective. Under the new standard, customers apply the same criteria as vendors to determine whether a CCA contains a software license or is solely a service contract. For public companies, the new standard is effective for annual periods, including interim periods, beginning after December 15, 2015 with early adoption allowed. The Company adopted this guidance as of January 1, 2016 and applied it to new internally used software acquired during the quarterly period ended June 30, 2016.

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

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Securities Corporation, Inc. The Company has eliminated all intercompany transactions for the three and six months ended June 30, 2016 and the year ended December 31, 2015, the year Flexion Securities Corporation, Inc. was established.

U.S. Government Grant

The Company has performed research and development for the U.S. Department of Defense under a cost reimbursable grant for a Phase 2 clinical trial investigating Zilretta in active military and medically retired veterans with post-traumatic knee OA.  Due to the challenges of enrolling military personnel with post-traumatic knee OA, the Company has discontinued the trial and terminated the grant. The related costs incurred under the grant prior to the termination have been included in research and development expense in the statement of operations. The Company is reimbursed and has offset research and development expenses in the statement of operations when invoices for allowable costs have been prepared and submitted to the U.S. Department of Defense. Payments under cost reimbursable grants with agencies of the U.S. government are provisional payments subject to adjustment upon audit by the U.S. government. When the final determination of the allowable costs for any year has been made, research and development expenses may be adjusted accordingly.

Accounts Receivable

Accounts receivable represents allowable costs under the Company’s U.S. Government agency grant for which the Company has not yet received reimbursement. The Company invoices the government on a quarterly basis for reimbursable costs under the grant. Reimbursable costs that have not been invoiced on the last day of the quarter are recorded as unbilled accounts receivable. As of June 30, 2016 and December 31, 2015, there were unbilled accounts receivable of $47,000 and $95,000, respectively.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense is recognized using the straight-line method over the following estimated useful lives:

Estimated Useful Life (Years)
Computers, office equipment, and minor computer software	3
Computer software	7
Manufacturing equipment	7-10
Furniture and fixtures	5

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Costs of major additions and improvements are capitalized and depreciated on a straight-line basis over their useful lives. Repairs and maintenance costs are expensed as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Property and equipment includes construction-in-progress that is not yet in service.

Foreign Currencies

The Company maintains a bank account designated in British Pounds.  All foreign currency payables and cash balances are measured at the applicable exchange rate at the end of the reporting period.  All associated gains and losses from foreign currency transactions are reflected in the consolidated statements of operations within other income and expenses, and were not significant in any period.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2016 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$94,907	$—	$94,907
Marketable securities	—	44,251	—	44,251
	$—	$139,158	$—	$139,158

	Fair Value Measurements as of December 31, 2015 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$61,534	$—	$61,534
Marketable securities	—	55,660	—	55,660
	$—	$117,194	$—	$117,194

As of June 30, 2016 and December 31, 2015, the Company’s cash equivalents and marketable securities that are invested in money market funds are valued based on Level 2 inputs. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the six months ended June 30, 2016 and year ended December 31, 2015, there were no transfers between Level 1, Level 2, and Level 3.

The carrying values of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

Under the Company’s 2015 credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank (the “2015 term loan”), the amount outstanding is reported at its carrying value in the accompanying balance sheet. The Company determined the fair value of the 2015 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2015 term loan was valued using Level 2 inputs as of June 30, 2016 and December 31, 2015. The result of the calculation yielded a fair value that approximates its carrying value.

5. Marketable Securities

As of June 30, 2016 and December 31, 2015 the fair value of available-for-sale marketable securities by type of security was as follows:

	June 30, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations	$8,009	$12	$—	$8,021
Corporate bonds	36,231	5	(6)	36,230
	$44,240	$17	$(6)	$44,251

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$55,757	$4	$(101)	$55,660
	$55,757	$4	$(101)	$55,660

At June 30, 2016, all marketable securities consisted of investments that mature within twelve months.  At December 31, 2015, marketable securities consisted of $48,303,000 of investments that mature within twelve months and $7,357,000 of investments that mature within fifteen months.

6. Property and Equipment, Net

Property and equipment as of June 30, 2016 and December 31, 2015 consisted of the following:

(In thousands)	June 30, 2016	December 31, 2015
Manufacturing equipment	$9,796	$2,534
Construction—in progress	697	4,134
Computers, office equipment, and minor computer software	549	393
Software	323	342
Furniture and fixtures	258	290
Leasehold improvements	193	239
	11,816	7,932
Less: Accumulated depreciation	(530)	(490)
Total property and equipment, net	$11,286	$7,442

Depreciation expense for the six months ended June 30, 2016 and 2015 was $269,000 and $82,000, respectively. During the six months ended June 30, 2016, $2,630,000 of property and equipment was disposed of, resulting in a loss of $2,278,000.  Of the $2,630,000 disposed of during the six months ended June 30, 2016, $2,265,000 was related to manufacturing equipment that will no longer be used due to the Company’s decision to not utilize Evonik for supplies of clinical or commercial Zilretta finished drug product, resulting in a loss of $2,180,000. Construction-in progress is primarily comprised of amounts related to the construction of new manufacturing equipment for use by the Company’s contract manufacturer, Patheon.

No property and equipment was disposed of during the six months ended June 30, 2015.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	June 30, 2016	December 31, 2015
Clinical research	$36	$552
Contract manufacturing services	821	1,444
Payroll and other employee-related expenses	1,336	1,648
Regulatory services	61	64
Consultant fees and expenses	76	70
Professional services fees	488	434
Interest expense	78	81
Other	156	74
Total accrued expenses and other current liabilities	$3,052	$4,367

8. Stock-Based Compensation

Stock Option Valuation

The fair value of each of the Company’s stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The Company currently estimates its expected stock volatility based on the historical volatility of its publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the six months ended June 30, 2016 and 2015 are as follows:

	Six months ended June 30,
	2016	2015
Risk-free interest rates	1.08-1.90%	1.49-1.92%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.0	6.0
Expected volatility	79.8-87.9%	76.4-81.4%

The following table summarizes stock option activity for the six months ended June 30, 2016:

(In thousands, except per share amounts and years)	Shares Issuable Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2015	1,657	$14.28
Granted	719	16.73
Exercised	(24)	2.34
Cancelled	(52)	18.55
Outstanding as of June 30, 2016	2,300	$15.07
Options vested and expected to vest at June 30, 2016	1,979	$14.61
Options exercisable at June 30, 2016	990	$11.72

In addition to the approximately 719,000 common stock options granted, approximately 194,000 restricted stock units (RSUs) were also granted, of which approximately 5,000 RSUs were cancelled, during the six months ended June 30, 2016.  The RSUs are performance based awards which will begin vesting upon the achievement of a corporate performance based milestone. No outstanding performance awards were vested as of June 30, 2016.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. A total of approximately 24,000 options, with an aggregate intrinsic value of $235,000, were exercised during the six months ended June 30, 2016.

At June 30, 2016 and 2015, there were options for the purchase of approximately 2,300,000 and 1,723,000 shares of the Company’s common stock outstanding, respectively, with a weighted average remaining contractual term of 8.1 and 8.3 years, respectively, and with a weighted average exercise price of $15.07 and $14.23 per share, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2016 and 2015 was $11.85 and $15.67, respectively.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options for the three and six months ended June 30, 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Research and development	$576	$287	$1,113	$609
General and administrative	1,043	683	2,147	1,369
	$1,619	$970	$3,260	$1,978

As of June 30, 2016 unrecognized stock-based compensation expense for stock options outstanding was $10,836,000, which was expected to be recognized over a weighted average period of 2.7 years. As of June 30, 2015, unrecognized stock-based compensation expense for stock options outstanding was $13,912,000, which was expected to be recognized over a weighted average period of 2.9 years.

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

9. Net Loss per Share

Basic and diluted net loss per share was calculated as follows for the three and six months ended June 30, 2016:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2016	2015	2016	2015
Numerator:
Net loss	$(14,185)	$(12,436)	$(31,000)	$(21,610)
Net loss:	$(14,185)	$(12,436)	$(31,000)	$(21,610)
Denominator:
Weighted average common shares outstanding, basic and diluted	22,666	21,475	22,115	21,463
Net loss per share, basic and diluted	$(0.63)	$(0.58)	$(1.40)	$(1.01)

Stock options and restricted stock units for the purchase of 2,436,000 and 1,670,000 weighted average shares of common stock were excluded from the computation of diluted net loss per share for the three months ended June 30, 2016 and 2015, respectively, and 2,397,000 and 1,629,000 weighted average shares of common stock were excluded from the computation of diluted net loss per share attributable to common shareholders for the six months ended June 30, 2016 and 2015, respectively. These options were excluded from the computations because the options had an anti-dilutive impact due to the net loss incurred for those periods.

10. Long-term Debt

On August 4, 2015, the Company entered into a credit and security agreement with MidCap Financial Trust, as agent, and MidCap Financial Funding XIII Trust and Silicon Valley Bank, as lenders, (the “Lenders”), to borrow up to $30,000,000 in term loans, (the “2015 term loan”). The Company concurrently borrowed an initial term loan of $15,000,000 under the facility.  The Company granted the Lenders a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed under the credit facility. The Company also agreed not to encumber any of its intellectual property without the Lenders’ prior written consent. The Company must maintain a balance in cash or cash equivalents at Silicon Valley Bank equal to the principal balance of the loan plus 5 percent for so long as the Company maintains any cash or cash equivalents in non-secured bank accounts. The credit and security agreement also contains certain representations, warranties, and covenants of the Company as well as a material adverse event clause. As of June 30, 2016, the Company was compliant with all covenants.

Borrowings under the credit facility accrue interest monthly at a fixed interest rate of 6.25 % per annum. Following an interest-only period of 19 months, principal will be due in 36 equal monthly installments commencing March 1, 2017 and ending February 1, 2020 (the “maturity date”). Upon the maturity date, the Company will be obligated to pay a final payment equal to 9% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the effective interest rate method. As of June 30, 2016, the carrying value of the term loan was $15,154,000, of which $1,634,000 was due within 12 months and $13,520,000 was due in greater than 12 months.

In connection with the credit and security agreement, the Company incurred debt issuance costs totaling $150,000. These costs will be amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method.  The Company elected the early adoption of ASU 2015-03, Interest – Imputation of Interest, and accordingly deducted the debt issuance costs from the carrying amount of the debt as of June 30, 2016 and December 31, 2015.

As of June 30, 2016, annual principal and interest payments due under the Company’s 2015 term loan are as follows (in thousands):

Year	Aggregate Minimum Payments
2016 (remaining six months)	$477
2017	5,018
2018	5,541
2019	5,224
2020	2,190
Total	$18,450
Less interest	(1,946)
Less final payment	(1,350)
Total	$15,154

11. Subsequent Events

On July 22, 2016, the Company drew down the remaining $15,000,000 under the credit and security agreement with MidCap Financial Trust, as agent, MidCap Financial Funding XIII Trust and Silicon Valley Bank, as lenders, in the form of a second term loan after receiving positive Phase 3 Zilretta clinical trial data meeting the trial’s preliminary endpoint and which is sufficient to file an NDA for Zilretta.  The second term loan is subject to the same credit terms as the initial term loan under the facility.

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis or OA, a type of degenerative arthritis.  We retain the exclusive worldwide rights to our lead product candidate, Zilretta, a late-stage, sustained-release, intra-articular investigational steroid that we are developing for the treatment of OA knee pain.

We were incorporated in Delaware in November 2007, and to date we have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials with our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From our inception through June 30, 2016, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and, to a lesser extent, debt financing. From our inception through June 30, 2016, we have raised $336.8 million from such transactions, including from our initial and follow-on public offerings. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

Product Candidates and Recent Developments

Zilretta—Late Stage Candidate for Intra-articular Therapy for Patients with Moderate to Severe OA Pain

Our lead product candidate, Zilretta, is a late-stage, injectable, sustained-release, intra-articular, or IA, meaning “in the joint,” investigational steroid that we are developing as a treatment for patients with moderate to severe OA pain. We specifically designed Zilretta to combine a commonly administered steroid, triamcinolone acetonide, or TCA, with poly lactic-co-glycolic acid, referred to as PLGA, with the goal of providing sustained therapeutic concentrations in the joint and persistent analgesic effect. Zilretta is intended to address the limitations of current IA therapies by providing long-lasting, local analgesia while avoiding systemic side effects, which are effects that occur throughout the body as a result of drug that is released from the site of injection into circulating blood. To date, we have completed five clinical trials in which a total of approximately 600 patients with OA of the knee were treated with Zilretta. The overall frequency of treatment-related adverse events in these trials has been similar to those observed with placebo and no serious adverse events have been assessed as related to Zilretta in those trials. Both the magnitude and duration of pain relief provided by Zilretta in clinical trials have been shown to be clinically meaningful with the magnitude of pain relief amongst the largest reported to date in OA clinical trials.

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

In April 2015, we announced that the U.S. Department of Defense awarded us a grant worth approximately $2.0 million to conduct a Phase 2 clinical trial investigating Zilretta for the management of OA pain in active military and medically retired veterans with post-traumatic OA of the knee. In April 2016, due to the challenges of enrolling military personnel with post-traumatic knee OA, we discontinued the Phase 2 trial and terminated the grant.

Based upon the results of our pivotal clinical trials and the written responses from the FDA to questions we submitted in advance of a pre-NDA meeting with the FDA regarding Zilretta, we anticipate submitting our Zilretta NDA for single-dose administration to the FDA during the fourth quarter of 2016.

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Direct research and development expenses by program:
Zilretta	$5,322	$6,750	$13,430	$10,263
FX007	47	164	252	280
Portfolio expansion	73	—	170	—
Other	3	20	141	163
Total direct research and development expenses	5,445	6,934	13,993	10,706
Personnel and other costs	3,460	2,706	6,893	5,189
Total research and development expenses	$8,905	$9,640	$20,886	$15,895

Related costs incurred under the grant from the U.S. Department of Defense for the Phase 2 clinical trial that was investigating Zilretta in active military and medically retired veterans with post-traumatic knee OA are included in research and development expenses. Reimbursements are recorded as an offset to research and development expenses when invoices for allowable costs have been prepared and submitted to the U.S. Department of Defense. Due to the challenges of enrolling military personnel with post-traumatic knee OA, we discontinued this Phase 2 trial and terminated the grant.  Payments under cost reimbursable grants with agencies of the U.S. government are provisional payments subject to adjustment upon audit by the U.S. government. To date we have been reimbursed for approximately $656,000 under the grant. When the final determination of the allowable costs for any year has been made, research and development expenses may be adjusted accordingly.

Our research and development expenses are expected to increase in the foreseeable future. Specifically, our costs associated with Zilretta will increase as we conduct additional clinical trials, make initial investments for commercial product supply, and further the manufacturing process in anticipation of validation and commercialization, including the costs for the build-out of the portion of the dedicated manufacturing facility with our contract manufacturer, Patheon UK Limited. Evonik Corporation, or Evonik, our supplier of PLGA for Zilretta, had previously manufactured finished drug product for our Zilretta clinical trial materials; however, in early 2016 we decided to use Patheon as our sole supplier of Zilretta finished drug product for clinical trials and commercial supply. To that end, we expect to incur wind down costs of approximately $726,000 related to the technology transfer from Evonik to Patheon, the removal of our manufacturing equipment from the Evonik manufacturing facility, and the satisfaction of our remaining contractual obligations with Evonik.  As of June 30, 2016 approximately $82,000 of wind down costs were paid and are included in contract manufacturing expense for the six months ended June 30, 2016, and the remaining $644,000 of costs were included in accrued expenses as of June 30, 2016.  In addition, we have impaired approximately $2,265,000 in manufacturing equipment located at the Evonik facility, resulting in a loss of $2,180,000 which was recorded in research and development expenses for the six months ended June 30, 2016.

We cannot determine with certainty the duration of and completion costs associated with future clinical trials of Zilretta or the regulatory approval process. The duration, costs and timing associated with the development and commercialization of Zilretta will depend on a variety of factors, including uncertainties associated with the results of our clinical trials and our ability to obtain regulatory approval. As a result of these uncertainties, we are currently unable to estimate with any precision our future research and development expenses, when or if we will achieve regulatory approval, generate revenue from sales or achieve a positive cash flow position.

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

Interest expense. We have borrowed $15.0 million under our credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank, and we incur interest related to this borrowing at a fixed rate of 6.25% per annum. We expect to incur future interest expense related to this borrowing until February 1, 2020.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2016 and 2015

The following tables summarize our results of operations for the three and six months ended June 30, 2016 (certain items may not sum correctly due to rounding):

	Three Months Ended June 30,
(In thousands)	2016	2015	Change	% Increase/ (Decrease)
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	8,905	9,640	(735)	(7.6)%
General and administrative	5,215	2,904	2,311	79.6%
Total operating expenses	14,120	12,544	1,576	12.6%
Loss from operations	(14,120)	(12,544)	(1,576)	12.6%
Other income (expense):
Interest income	295	440	(145)	(33.0)%
Interest expense	(202)	—	(202)	100.0%
Other expense	(158)	(332)	174	(52.4)%
Total other income (expense)	(65)	108	(173)	(160.2)%
Net loss	$(14,185)	$(12,436)	$(1,749)	14.1%

	Six Months Ended June 30,
(In thousands)	2016	2015	Change	% Increase/ (Decrease)
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	20,886	15,895	4,991	31.4%
General and administrative	9,907	5,664	4,243	74.9%
Total operating expenses	30,793	21,559	9,234	42.8%
Loss from operations	(30,793)	(21,559)	(9,234)	42.8%
Other income (expense):
Interest income	631	608	23	3.8%
Interest expense	(478)	(204)	(274)	134.3%
Other expense	(360)	(455)	95	(20.9)%
Total other income (expense)	(207)	(51)	(156)	305.9%
Net loss	$(31,000)	$(21,610)	$(9,390)	43.5%

Research and Development Expenses

	Three Months Ended June 30,
(In thousands)	2016	2015	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
Zilretta	$5,322	$6,750	$(1,428)	(21.2)%
FX007	47	164	(117)	(71.3)%
Portfolio expansion	73	—	73	100.0%
Other	3	20	(17)	(85.0)%
Total direct research and development expenses	5,445	6,934	(1,489)	(21.5)%
Personnel and other costs	3,460	2,706	754	27.9%
Total research and development expenses	$8,905	$9,640	$(735)	(7.6)%

	Six Months Ended June 30,
(In thousands)	2016	2015	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
Zilretta	$13,430	$10,263	$3,167	30.9%
FX007	252	280	(28)	(10.0)%
Portfolio expansion	170	—	170	100.0%
Other	141	163	(22)	(13.5)%
Total direct research and development expenses	13,993	10,706	3,287	30.7%
Personnel and other costs	6,893	5,189	1,704	32.8%
Total research and development expenses	$20,886	$15,895	$4,991	31.4%

Research and development expenses were $8.9 million and $9.6 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in research and development expenses year over year of $0.7 million was primarily due to a $1.4 million decrease in clinical expenses as a result of completion of the Phase 3 clinical trial for Zilretta in the first quarter of 2016.  Additionally, there was a partially offsetting increase of $0.8 million in personnel and other costs primarily related to employee-related costs for additional headcount and stock compensation expense.

Research and development expenses were $20.9 million and $15.9 million for the six months ended June 30, 2016 and 2015, respectively.  The increase in research and development expenses year over year of $5.0 million was primarily due to a $2.2 million loss on the disposal of manufacturing equipment used in the production of Zilretta, a $0.6 million year-to-date increase in Zilretta program expenses related to the recently completed Phase 3 clinical trial, and a $1.7 million increase in personnel and other costs, primarily related to employee related costs for additional headcount and stock compensation expense.

General and Administrative Expenses

General and administrative expenses were $5.2 million and $2.9 million for the three months ended June 30, 2016 and 2015, respectively. The increase in general and administrative expenses of $2.3 million was primarily due to salary and related costs associated with additional headcount and stock compensation expense.

General and administrative expenses were $9.9 million and $5.7 million for the six months ended June 30, 2016 and 2015, respectively.  The increase in general and administrative expenses of $4.2 million was primarily due to salary and related costs associated with additional headcount and stock compensation expense.

Other Income (Expense)

Interest income was $0.3 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively.  Interest income was $0.6 million  for the six months ended June 30, 2016 and 2015. The decrease in interest income was primarily due to a decrease in average investment balance yield during 2016.

Interest expense was $0.2 million and zero for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. The increase in interest expense for the three and six months ended June 30, 2016 was primarily due to interest incurred on the initial $15.0 million borrowed under our credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank which we entered into on August 4, 2015.

Liquidity and Capital Resources

To date, we have not generated any revenue and have incurred losses since our inception in 2007. As of June 30, 2016, we had an accumulated deficit of $170.8 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through June 30, 2016, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and, to a lesser extent, debt financing. From our inception through June 30, 2016, we have raised $336.8 million from such transactions, including amounts from our initial and follow-on public offerings during 2014 and 2016. As of June 30, 2016, we had cash and cash equivalents of $119.0 million and marketable securities of $44.3 million. Based on our current operating plan we anticipate that our existing cash, cash equivalents and marketable securities will fund our operations for at least the next twelve months. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

The following table shows a summary of our cash flows for each of the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash flows used in operating activities	$(25,316)	$(19,037)
Cash flows provided by (used in) investing activities	3,515	(52,347)
Cash flows provided by (used in) financing activities	77,867	(3,374)
Net increase (decrease) in cash and cash equivalents	$56,066	$(74,758)

Net Cash Used in Operating Activities

Operating activities used $25.3 million of cash in the six months ended June 30, 2016. The cash flow used in operating activities resulted primarily from our net loss of $31.0 million for the period and cash used for changes in our operating assets and liabilities of $0.5 million, partially offset by non-cash charges of $6.1 million. Our non-cash charges consisted primarily of $3.3 million of stock-based compensation expense and $2.3 million of loss related to the disposal of our fixed assets, and $0.6 million of depreciation and amortization.  Net cash used for changes in our operating assets and liabilities consisted primarily of a $0.4 million increase in our prepaid expenses and other current assets due to insurance costs and a decrease of $0.1 million in accounts payable and accrued expenses.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $3.5 million in the six months ended June 30, 2016. Net cash provided by investing activities consisted primarily of cash received for the redemption of marketable securities of $22.0 million, partially offset by cash used for the purchase of marketable securities of $10.8 million. In addition, $7.7 million of cash was used to purchase manufacturing equipment.

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

Net Cash Provided by (Used in) Financing Activities

Financing activities provided $77.9 million for the six months ended June 30, 2016   six months ended June 30, 2015Net cash provided by financing activities in the six months ended June 30, 2016 consisted of $77.4 million in net proceeds from a follow-on public offering and $0.3 million related to the exercises of stock options and employee stock purchases through our employee stock purchase plan.

Net cash used in financing activities in the six months ended June 30, 2015 was $3.4  million and consisted of $3.5 million paid to satisfy our initial term loan obligation to MidCap and $0.2 million in financing costs associated with our follow-on financing in late 2014, partially offset by $0.4 million in proceeds received from the exercise of stock options and the issuance of common stock related to our employee stock purchase plan.

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

Also in July, 2015, we and Patheon U.K. Limited, or Patheon, entered into a Manufacturing and Supply Agreement (the “Manufacturing Agreement”) and Technical Transfer and Service Agreement (the “Technical Transfer Agreement”) for the manufacture of Zilretta.

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

Most of our transactions are conducted in the U.S. dollar. We do have certain agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of June 30, 2016 we had approximately $0.2 million in payables to vendors denominated in currencies other than the U.S. dollar. A hypothetical 10% change in foreign exchange rates would not have a material effect on the value of our liability.  As of June 30, 2016, we also had approximately $13.5 million in cash denominated in British pounds.  A hypothetical 10% change in foreign exchange rates would result in either a $1.1 million increase, in the event the U.S. dollar strengthens relative to the British pound, or a $0.9 million decrease, in the event the U.S. dollar weakens relative to the British pound, of cash denominated in British pounds.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2016, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in Item 1A of our Annual Report on Form 10-K, as updated by the risk factors included in Exhibit 99.1 to our Current Report on Form 8-K filed on June 7, 2016, which are incorporated herein by reference and are further updated by the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock would likely decline. You should consider all of the factors described in Item 1A of our Annual Report on Form 10-K, the risk factors included in Exhibit 99.1 to our Current Report on Form 8-K filed on June 7, 2016, and the following risk factors, when evaluating our business. Other than the changes to the risk factors included in Exhibit 99.1 to our Current Report on Form 8-K filed on June 7, 2016 and in the following risk factors, there have been no material changes to the risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Risks Related to Our Financial Condition and Need for Additional Capital

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

As of June 30, 2016, we had cash, cash equivalents and marketable securities of $163.3 million and working capital of $156.3 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital requirements for at least the next twelve months, including through the submission of an NDA for Zilretta. Regardless of our expectations as to how long our cash, cash equivalents and marketable securities will fund our operations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect or the FDA could impose additional or different clinical development requirements on us prior to or following our submission of an NDA for Zilretta. In any event, we may require additional capital prior to commercializing Zilretta or any of our other product candidates.

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

Our credit and security agreement with MidCap Financial Trust, or MidCap, and Silicon Valley Bank contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect under our credit and security agreement if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.

On August 4, 2015, we entered into a credit and security agreement with MidCap, as administrative agent, and MidCap Funding XIII Trust and Silicon Valley Bank, as lenders, to borrow up to $30.0 million. We have since drawn down the full $30.0 million under the credit facility. The agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

A breach of any of these covenants could result in an event of default under the agreement. As of June 30, 2016 we were in compliance with these covenants. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include negative results in our future clinical trials or unfavorable determinations by the FDA with respect to the potential approval of Zilretta, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the agreement occurs. In the case of a continuing event of default under the agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the lenders a security interest under the agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the agreement are secured by all of our existing and future assets, excluding intellectual property, which is subject to a negative pledge arrangement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit number	Description of document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Amended and Restated Investor Rights Agreement, dated December 3, 2012, by and among the Registrant and certain of its stockholders.

4.3(2)	Conversion, Amendment and Waiver Agreement, dated January 27, 2014, by and among the Registrant and certain of its stockholders.

10.1	Third Amendment of Lease, dated May 8, 2016, between the Registrant and CIP II/RJK 10-20 BMR Owner, LLC.

10.2	Fourth Amendment of Lease, dated June 29, 2016, between the Registrant and CIP II/RJK 10-20 BMR Owner, LLC.

10.3	Fifth Amendment of Lease, dated July 21, 2016, between the Registrant and CIP II/RJK 10-20 BMR Owner, LLC.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 19, 2014.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-193233), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flexion Therapeutics, Inc.

Date: August 3, 2016	By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Chief Financial Officer
(Principal Financial Officer)