Form 10-K
period 2016-12-31
Flexion Therapeutics Inc
filed 2017-03-10
CIK 1419600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the last reported sales price of the common stock on June 30, 2016 was approximately $341,322,482.

The number of outstanding shares of the registrant’s common stock as of March 2, 2017 was 31,731,824.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2016.

FLEXION THERAPEUTICS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2016

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, contains “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding our future development activities, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. The Company has tried to identify forward-looking statements by using words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: we have incurred significant losses since our inception and we expect to incur substantial losses for the foreseeable future and may never achieve or maintain profitability; we have not generated any revenue from, or received regulatory approval for, any of our product candidates; we are a development stage company and will require additional capital prior to commercializing ZilrettaTM (also known as FX006) or any of our other potential future product candidates; we may be unable to successfully complete the development of, obtain regulatory approval for, or commercialize Zilretta or any of our other product candidates; we rely on third parties to manufacture and conduct the clinical trials of our product candidates, which could delay or limit their future development or regulatory approval; we currently do not have the infrastructure to commercialize any of our product candidates if such products receive regulatory approval; we may be unable to adequately maintain and protect our proprietary intellectual property assets, which could impair our commercial opportunities; and other risks detailed below in “Item 1A. Risk Factors.”

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, or OA, a type of degenerative arthritis. In May 2016, the U.S Food and Drug Administration informed us that the safety and efficacy data from the registration program for ZilrettaTM (FX006), our lead investigational product candidate, were acceptable to support the submission of a new drug application, or NDA. In December 2016, we submitted the NDA for Zilretta, and in February 2017, we announced that the FDA accepted the Zilretta NDA for filing and has established a user fee goal date under the Prescription Drug User Fee Act (PDUFA) of October 6, 2017. Zilretta, is an injectable, extended-release, intra-articular, or IA, meaning “in the joint,” steroid that we are developing as a treatment for patients with moderate to severe OA pain. We specifically designed Zilretta to combine a commonly administered steroid, triamcinolone acetonide, or TA, with poly lactic-co-glycolic acid, referred to as PLGA, with the goal of providing sustained therapeutic concentrations in the joint and persistent analgesic effect. Zilretta is intended to address the limitations of current IA therapies by providing extended, local analgesia while avoiding systemic side effects, which are effects that can occur throughout the body as a result of drug that is released from the site of injection into circulating blood. To date, we have completed seven clinical trials in which nearly 700 patients with OA of the knee have been  treated with Zilretta. The overall frequency of treatment-related adverse events in these trials has been similar to those observed with placebo and no drug-related serious adverse events have been reported. Both the magnitude and duration of pain relief provided by Zilretta in clinical trials have been shown to be clinically meaningful with the magnitude of pain relief amongst the largest seen to date in OA clinical trials.

Based on the strength of our pivotal and other clinical trials, we believe that Zilretta has the potential to address a significant unmet medical need for OA pain management by providing safe, effective and extended pain relief. We believe the following attributes uniquely distinguish Zilretta:

•	An injectable, IA, extended-release investigational treatment for patients with moderate to severe OA pain that has demonstrated in clinical trials to date the following:
•	significant improvements in validated OA specific measures compared to the current injectable standard of care,
•

significant pain relief against placebo as measured by the weekly mean of the Average Daily Pain, or ADP, score at weeks 1 through 16 and, on average, an approximately 50 percent reduction in pain from baseline over week 12,

•	persistent therapeutic concentrations of drug in the joint and durable efficacy,
•

statistically significant (p<0.05, 2-sided) reduction in the rise of blood glucose compared to that observed following immediate- release TA injection in Type 2 diabetic patients who also have knee OA,

•	highly significant (p<0.0001, 2-sided) and clinically meaningful pain relief against placebo as measured by the weekly mean of the ADP score,
•	reduced rescue medicine consumption compared with placebo and immediate-release TA, and,
•	an acceptable safety profile with limited systemic exposures and the potential for fewer serious side effects compared to oral treatment options for OA pain.
•	Amongst the largest analgesic effects seen in OA clinical trials.
•	Strong proprietary position through a combination of patents, trade secrets and proprietary know-how, as well as eligibility for marketing exclusivity.

•

Well-defined Section 505(b)(2) of the Federal Food Drug and Cosmetic Act, or FDCA, regulatory pathway seeking approval for a novel formulation of an already approved immediate-release steroid used by orthopedists and rheumatologists.

•	Familiarity of orthopedists and rheumatologists with IA injections utilizing the same steroid at the same dose.
•	Potential for pharmacoeconomic benefits due to improved efficacy and durability that could delay costly and invasive total joint replacement, also referred to as total joint arthroplasty, or TJA.

We have worldwide commercialization rights for Zilretta. We also have an exclusive worldwide license agreement with Southwest Research Institute, or SwRI®, with respect to the use of SwRI’s proprietary microsphere manufacturing technologies for certain steroids formulated with PLGA, including Zilretta. If Zilretta is approved, we intend to market our products in the United States through our own sales force targeting specialty physicians, including orthopedists and rheumatologists. While we believe that the United States represents the most attractive market for Zilretta, we will continue to evaluate opportunities to develop and commercialize Zilretta in territories outside the United States.

Zilretta and our PLGA formulation technology is protected through a combination of patents, trade secrets, and proprietary know-how, and we intend to seek marketing exclusivity for any approved products.

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

Because there is no cure for the disease, controlling pain and delaying surgery are the primary goals for treatment regimens. Oral drugs, such as non-steroidal anti-inflammatory drugs, or NSAIDs, including COX II inhibitors, and serotonin and norepinephrine reuptake inhibitors, or SNRIs, as well as topical NSAIDs, are used to treat early-stage OA pain but have limited effect on pain and, given the amount and frequency of use in OA patients, are associated with serious side effects. For example, NSAIDs have shown increased risk of serious cardiovascular (CV) thrombotic events, myocardial infarction, and stroke. Furthermore, this class of drugs can cause serious gastrointestinal (GI) adverse events including bleeding, ulceration, and perforation of the stomach or intestines. These serious side effects are particularly worrisome because OA patients often have co-existing medical conditions, including diabetes and hypertension. For patients with moderate to severe OA pain, IA medicines, such as immediate-release steroids and hyaluronic acid, or HA, injected into the joint, are generally considered well-tolerated, but leave the joint rapidly and fail to produce or maintain clinically meaningful pain relief. For patients who progress to end-stage OA, physicians prescribe opioids, which in addition to the risk of addiction and abuse, have numerous serious side effects including respiratory depression, hypotension, constipation, cardiac events and, increasingly, deaths from unintentional overdose. As a result of these limitations, many OA patients experience persistent and worsening pain, which often culminates in the decision for TJA, a painful and expensive procedure. Further, because the initial joint replacement wears out over time, the younger the patient is at the time of the joint replacement, the more likely it is that he or she will require repeat surgery in their lifetime.

Our projections indicate that by 2030 approximately 23.5 million of the 45 million OA patients will have knee OA. According to IMS Health, each year over 5.5 million large joint OA patients in the United States receive IA steroid injection treatments in the knee, hip, and shoulder, within over 4.2 million of these being knee injections. In 2015, the number of patients that received knee injections of IA steroids increased approximately 12% over 2014. We estimate that an additional 1 million patients received knee injections of IA HA, which the FDA approved for use only in the knee. Despite recent negative guidance related to HA as a treatment for knee OA from specialty societies (e.g. the American Academy of Orthopedic Surgeons (AAOS) and the Osteoarthritis Research Society International (OARSI)) and given that select payer groups have limited reimbursement for the entire class of HA products, which collectively may begin to put downward pressure on HA sales, HA sales in the United States were approximately $948 million in 2015, with a cost per treatment ranging from $500 to $1000. We believe the vast majority of these sales were related to knee therapy. Our clinical trials to date evaluated Zilretta in patients with knee OA, which represents the most common joint treated with IA therapies.

Given the limitations of current therapies, we believe Zilretta, if approved, would provide an attractive therapeutic alternative. Clinical trials to date for Zilretta have demonstrated significant improvements in validated OA specific measures compared to the current injectable standard of care, persistent therapeutic concentrations of drug in the joint and durable efficacy, and an attractive safety profile with limited systemic exposures.

Our Strategy

Our goal is to cost-effectively develop and commercialize novel, locally delivered medicines that safely and effectively address significant unmet medical needs. The principal elements of our strategy to accomplish this goal are the following:

•

Focus initially on novel product candidates that provide long-lasting analgesia locally while avoiding systemic side effects. We intend to develop anti-inflammatory and analgesic therapies for the treatment of patients with musculoskeletal conditions, beginning with OA. Many OA patients will eventually require IA injection therapies to control their pain as the disease progresses. Currently available IA steroids, none of which are formulated for extended-release, leave the joint rapidly and typically fail to confer pain relief of sufficient magnitude or duration. Since, by medical practice, steroids are not injected more frequently than every three months, patients can experience months of pain during that time. While the benefits of HA injections generally last for a longer period of time than steroid injections, they are only marginally more effective than placebo. As a result, we believe there is a significant unmet medical need for persistent, effective and safe OA pain relief that can be addressed by extended-release injection therapies. We have therefore formulated our IA product candidate, Zilretta, with the goal of achieving effective drug concentrations in the joint for months, while avoiding significant plasma concentrations of drug that may have systemic side effects.

•

Mitigate development risk and expedite regulatory timeline to product approval. We seek to mitigate development risk by selecting product candidates that have at least demonstrated efficacy in animal models of disease or have validated mechanisms of action. Our extended-release technology employs PLGA delivery systems, which are already used in approved extended-release drug products outside of OA and in approved surgical devices. Because Zilretta incorporates an already approved steroid in PLGA, it qualifies for the Section 505(b)(2) NDA pathway under the FDCA, which can be an expeditious, cost-effective means to seek product approval, as well as to potentially expand indications for this product candidate. Section 505(b)(2) of the FDCA enables the applicant to rely, in part, on published literature or the FDA’s findings of safety and efficacy for an existing product in support of its application.

•

Retain commercial rights in the United States and selectively partner outside of the United States. Because IA therapies in the United States are administered by a relatively small number of specialists, particularly orthopedists and rheumatologists, we believe that, if approved, we can cost-effectively commercialize Zilretta with our own specialty sales and marketing organization in the United States, and thereby retain more of the commercial value of this product candidate. In prior years, Genzyme Corporation, which was subsequently acquired by Sanofi, supported sales of Synvisc by utilizing a sales force of approximately 110 representatives. We believe we can establish an effective U.S. commercial organization with our own specialty sales force of approximately100 representatives that target orthopedists and rheumatologists.  While we believe that the United States represents the most attractive market for Zilretta, we will continue to evaluate opportunities to develop and commercialize Zilretta in territories outside the United States where we believe there is adequate pricing and reimbursement available.

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

•	Approximately 35% of U.S. adults are obese, which increases the risk of developing OA.
•	Knee injury is common, particularly amongst young athletes, and increases the risk of developing OA by more than fivefold.
•	OA accounts for over $185 billion of annual healthcare expenditures, which does not include loss of productivity costs.
•

As reported in an Osteoarthritis Research Society International (OARSI) white paper (Nov 2016), “subjects in the US patients with symptomatic radiographic knee OA were 23% more likely to die prematurely than people free from OA independent of age, sex, and race”.

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

IA Injection Treatments. When non-pharmacologic therapy and oral pain medications prove inadequate, physicians typically transition patients to IA injections. Steroids are first line IA therapy and when this does not provide sufficiently durable pain relief, patients may progress to IA HA, a significantly more expensive, but currently reimbursable, therapy with only marginally greater effect than placebo. Triamcinolone acetonide, or TA, the corticosteroid used in Zilretta, is amongst the most commonly prescribed IA corticosteroid injections.

End-Stage Treatments. When patients progress to the point where IA injection therapies fail to adequately control OA pain, physicians may prescribe opioids as a medicine of last resort.

TJA. Due to severe pain that can no longer be controlled therapeutically, many patients opt to have TJA, which is costly and painful. One of the most prevalent TJA procedures in the United States is total knee arthroplasty. Compared to existing drug therapy, total knee arthroplasty is very expensive, with average costs ranging between $25,000 and $50,000, and as many as 30% of patients are dissatisfied with the outcome of this procedure. The earlier a patient receives TJA, the more likely the patient may need repeat replacement surgery in following years. In 2010, inpatient costs exceeded $13 billion per year in the United States for total knee arthroplasty alone and based on some estimates the number of total knee arthroplasties is expected to increase six-fold to 3.5 million procedures per year between 2011 and 2030. Our own market research has indicated that healthcare payors would be willing to reimburse additional OA therapies that have the potential to delay the need for TJA.

Limitations of Current Treatments for OA

Current oral therapies, such as NSAIDs, may offer adequate analgesia for early-stage OA pain, but they may be associated with serious side effects such as gastrointestinal bleeding and cardiovascular events, and, importantly, are eventually ineffective at managing OA pain as the disease progresses.

IA therapies, including steroids and HA preparations, are generally well-tolerated but provide pain relief that is insufficient or inadequate in duration. All IA steroid therapies approved for OA are immediate-release suspensions or solutions that leave the joint within hours to days and are rapidly absorbed systemically, which may result in undesirable side effects. For example, IA immediate-release steroid injections are associated with a rapid elevation of blood glucose in diabetics, which can be of clinical concern. While IA steroids demonstrate large initial analgesic effects relative to other therapies, as a result of leaving the joint quickly, IA steroids typically fail to confer pain relief of sufficient magnitude or duration. In addition, current standards of care dictate that IA steroid suspensions not be administered more frequently than once every three months. Based on internal analysis, we believe approximately 44% of patients receiving IA immediate-release steroids are unsatisfied with the duration of benefit.

Despite U.S. sales of approximately $948 million in 2015 , IA HA therapies, which are approved only for treatment in the knee, produce only marginally more effective pain relief than placebo and may have no discernible effect on a patient’s ability to carry out their daily activities. In treatment guidelines for knee OA published in May 2013, the AAOS concluded that current published studies do not show any clinically effective response for HA injections. As a result, the guidelines do not recommend HA treatment for symptomatic knee OA due to lack of efficacy  and, most recently, certain insurance carriers are no longer providing policy coverage of HA and this may begin to put downward pressure on HA sales.

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

The Flexion Extended Release Technology

Our extended-release technology allows us to incorporate pharmaceuticals in PLGA microspheres. PLGA is a proven extended-release delivery vehicle that is metabolized to carbon dioxide and water as it releases drug in the IA space and is used in approved drug products and surgical devices. The technology is designed to enable novel formulations of pharmaceuticals by providing extended-release of drugs over time and the physical properties of the polymer-drug matrix can be varied to achieve specified drug loads and release rates. Key to the success of our IA therapies is the ability to maintain persistent therapeutic concentrations of drug in the joint, while minimizing systemic exposure. We believe we are the first company to administer PLGA microspheres into a human joint, and preclinical and clinical data suggest that Zilretta may provide local therapeutic concentrations that could last for at least three months and result in very low systemic concentrations of drug. The pharmacokinetic, or PK, clinical trials of Zilretta provide direct evidence that following a single injection, therapeutic concentrations of TA are maintained locally (in the joint) for at least 12 weeks, while very low concentrations of TA enter systemic circulation. Furthermore, clinical data from our pivotal efficacy trials of Zilretta suggest that following a single injection, Zilretta can provide durable local pain relief and functional improvement, while producing very low systemic concentrations and attractive systemic safety profiles. Together these data suggest that the persistent local delivery of Zilretta’s active pharmaceutical ingredient from PLGA microspheres has the potential to provide prolonged, local therapeutic effects while reducing the potential for systemic side effects.

Zilretta is our lead, late-stage, intra-articular, extended-release investigational steroid treatment that combines TA with PLGA. Zilretta was specifically designed to provide sustained therapeutic concentrations in the joint and persistent analgesic effect, and is intended to address the limitations of current IA therapies by providing local and long lasting analgesia over a period of months while minimizing systemic exposure and avoiding serious side effects. In our completed Phase 3 clinical trial, Zilretta demonstrated significant and clinically meaningful pain relief compared to placebo through week 16. Zilretta also showed significant and clinically meaningful improvements in validated OA specific secondary outcome measures at each measured time point through 12 weeks in that trial compared to the current injectable standard of care, immediate-release TA. While Zilretta showed numeric improvement versus immediate-release TA at weeks 2 through 12 on the average daily pain rating scale, it did not achieve statistical significance in that measure throughout the duration of the trial.

The frequency of treatment-related side effects was comparable across all treatment arms in the trial.

As previously reported, Flexion discontinued the internal development of FX007 for post-operative pain and FX005 for the treatment of end-stage OA patients.

We believe Zilretta and our technology will be protected primarily through a combination of patents, trade secrets and proprietary know-how, and we intend to seek marketing exclusivity for any approved products. A composition of matter patent has been issued by the United States Patent and Trademark Office, or U.S. PTO, for Zilretta, with a patent term into 2031. Method of manufacturing and method of use claims have been granted by the U.S PTO, with a patent term in 2031. Considerable expertise and effort was required to carry out the large body of original work underlying the formulation of Zilretta, including experimenting with, and observing the effects of over 50 steroid and PLGA formulations. We believe our extensive know-how and trade secrets relating to the manufacturing process for Zilretta, including those that relate to precise pharmaceutical release profiles, represent a competitive advantage.

Zilretta—Late-Stage Candidate for IA Therapy for Patients with Moderate to Severe OA Pain

Development Program

To date, we have completed seven clinical trials in which we have evaluated Zilretta against either immediate-release TA injection or placebo (saline) or both. A total of approximately 1,200 patients were treated in these seven clinical trials, of which nearly 700 patients received Zilretta, 260 patients received immediate-release TA and 262 patients received placebo.

In November 2016, we announced top-line results from a clinical trial to assess the effects of Zilretta on the blood glucose levels of adults with OA of the knee who also have Type 2 (adult) diabetes. The objective of the double-blind, randomized, parallel group, single-dose study was to examine if Zilretta had effects on blood glucose levels that differ from immediate-release TA. Investigators from seven study sites enrolled 33 patients, randomized 1:1 to receive a single intra-articular injection of 40 mg Zilretta or 40 mg immediate-release TA. Blood glucose levels were evaluated for a total of 3 weeks (one week prior to injection and two weeks post injection) using a continuous glucose monitoring device. Patients returned for follow-up visits at Day 8, Day 15 and Week 6/Day 43. The primary endpoint compared the change in average glucose values from the period of 72 hours before to the period of 72 hours after injection with Zilretta versus immediate-release TA.  The data demonstrate that Zilretta is associated with a statistically significant (p<0.05, 2-sided) and clinically relevant reduction in the rise of blood glucose compared to that observed following TA injection in patients who also have knee OA.

In February 2016, we announced top-line results from our second pivotal Zilretta study, a Phase 3 clinical trial that enrolled 486 patients with moderate to severe OA knee pain. This Phase 3 trial met its primary endpoint at week 12, demonstrating highly statistically significant (p<0.0001), durable and clinically meaningful pain relief against placebo (saline) see Figure D below. In clinical trials, the “p-value” is the probability that the result was obtained by chance. For example, a “p-value” of 0.10 would indicate that there is a 10% likelihood that the observed results could have happened at random. By convention, a “p-value” that is less than 0.05 is considered statistically significant. In addition, Zilretta achieved statistically significant analgesia against placebo in this trial at each of weeks 1 through 16 and patients treated with Zilretta experienced, on average, a 50 percent reduction from baseline pain over weeks 1 through 12. In pre-specified analyses, Zilretta achieved statistical significance against placebo in validated OA specific and quality of life secondary measures at each measured time point through week 12.

In pre-specified secondary measures, compared to commercially available immediate-release TA, Zilretta also demonstrated statistical significance at each measured time point through 12 weeks on the Western Ontario and McMaster Universities Osteoarthritis Index, commonly referred to as WOMAC®, subscales for WOMAC A (pain), WOMAC B (stiffness) and WOMAC C (function), see Figures A, B and C below, and the validated Knee injury and Osteoarthritis Outcome Score, commonly referred to as KOOS, quality of life, or QOL, subscale and showed numeric improvements at weeks 2 through 12 on the daily pain rating scale, although it did not achieve statistical significance in that measure throughout the duration of the trial. WOMAC is a validated, widely used questionnaire used by healthcare professionals to specifically evaluate the condition of patients with OA of the knee and hip, including pain, stiffness, and physical function of the joints and the KOOS QOL subscale is a validated questionnaire used by healthcare professionals to evaluate the extent to which knee symptoms compromise a patient’s quality of life. The frequency of treatment-related side effects in this study was comparable across all treatment arms. No drug-related serious adverse events were observed and no patients treated with Zilretta were discontinued from the study due to a treatment-related side effect. We intend to present detailed results from the trial at a future scientific conference and have submitted the results for publication in a journal.

In September 2015, we reported top-line results from our first pivotal Zilretta study, a Phase 2b clinical trial that enrolled 310 patients with moderate to severe OA knee pain. In this trial, 40 mg of Zilretta, compared to placebo (saline), demonstrated statistical significance in average pain relief over weeks 1 through 12 (p = 0.0012; 2-sided) and over weeks 1 through 24 (p = 0.0209; 2-sided). At weekly time points, 40 mg of Zilretta also demonstrated superiority to placebo in pain relief beginning at week 1, continuing to week 11 and also at week 13 (p < 0.05 at each time point; 2-sided) . The primary endpoint of the trial, pain relief against placebo at week 12, did not reach statistical significance (p = 0.0821; 2-sided). However, a pre-specified, commonly applied sensitivity analysis, Baseline Observation Carried Forward/Last Observation Carried Forward (BOCF/LOCF), that addresses missing data due to patient dropouts demonstrated statistical significance for the primary endpoint at week 12 (p = 0.042), while also demonstrating significance at all time points between weeks 1 and 11 and at week 13 (p<0.05 at each time point; 2-sided). Overall, the 40 mg dose of Zilretta performed better than the 20 mg Zilretta dose . In particular, the 40 mg dose conferred more durable pain relief . The frequency of treatment-related adverse events across the three groups (Zilretta 40 mg, Zilretta 20 mg and placebo) was comparable, and no drug-related serious adverse events were observed in the trial.

In June 2013, we announced top-line results from our Phase 2b dose-ranging clinical trial of Zilretta, which enrolled 229 patients with moderate to severe knee OA pain. In this trial, Zilretta demonstrated clinically meaningful and statistically significant improvements in pain relief and functional status relative to commercially available immediate-release TA. Data from this 12-week dose-ranging clinical trial showed that Zilretta had a safety profile that was comparable to the standard of care immediate-release steroid. Patients were injected with 40 mg of immediate-release TA or 10, 40 or 60 mg of Zilretta. At the 8-week endpoint, the 40 mg dose of Zilretta demonstrated a statistically (p= 0.01) and clinically significant improvement relative to immediate-release TA, and analyses of pre-specified secondary measures including pain, stiffness and function, patient global impression of change and clinician global impression of change also demonstrated statistical superiority. Additionally, the 40 mg dose of Zilretta produced pain relief that was improved at weeks 2-12 and statistically superior to immediate-release TA at weeks 5-10 (p < 0.05 at each time point), and the time-weighted average of pain relief was statistically superior to immediate-release TA over weeks 1-12 (p=0.04). In summary, the extended residency of drug in the joint with 40 mg of Zilretta not only prolonged but also amplified analgesic effect relative to the standard of care. In June 2015, the final study results from this trial were published in the Journal of Bone and Joint Surgery (JBJS), a prominent orthopedic publication.

We previously completed two PK clinical studies of Zilretta that compared the duration of TA residency in the joint, systemic TA exposure, and effects on the hypothalamic-pituitary-adrenal, or HPA, axis, which determines the body’s ability to make its own naturally occurring steroids, following a 3 mL injection of Zilretta or an injection of the marketed formulation of immediate-release TA in patients with OA. The data from these clinical trials showed that at 6, 12 and 16 weeks, the Zilretta 40 mg dose groups had measurable concentrations of drug in synovial fluid. In contrast, the 40 mg immediate-release TA dose group at 6 and 12 weeks had concentrations of drug that were below the lower limit of quantitation, which means below the measurement capability of the assay. Data from one of these studies also demonstrated that Zilretta reduced systemic TA exposure and avoided the marked suppression of the HPA axis seen with commercially available steroid suspensions. In sum, these data suggest that IA administration of Zilretta prolongs exposure to TA in the joint and reduces systemic exposure relative to immediate-release TA in patients with OA.

In February 2017 we initiated a repeat-dose safety trial for Zilretta to evaluate the safety of repeat administration of Zilretta in patients with OA of the knee. The open-label, Phase 3b study is expected to enroll approximately 200 patients at up to 20 clinical sites in the United States. Participants will receive an initial intra-articular (IA) injection of Zilretta on Day 1 and will be evaluated at Weeks 12, 16, 20 and 24 to determine if they are eligible for a second IA injection of Zilretta. Participants who are eligible for repeat administration of Zilretta will be followed for a total of 52 weeks after the initial injection, regardless of when the second injection is administered.

At specified times throughout the study, participants will undergo physical examinations, knee assessments and X-rays. If Zilretta is approved, and the data from this trial are supportive, we intend to seek inclusion of these data in the label.

Regulatory Developments

In September 2015, we announced that the FDA had granted Fast Track Designation for Zilretta for the treatment of OA of the knee. The FDA’s Fast Track program was designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

In May 2016, the FDA informed us that the safety and efficacy data from the registration program for Zilretta were acceptable to support the submission of an NDA. In December of 2016, we submitted the NDA for Zilretta and in February 2017, we announced that the FDA accepted the Zilretta NDA for filing with a user fee goal date under the Prescription Drug User Fee Act (PDUFA) of October 6, 2017. As part of routine NDA review activities, we are aware that a number of our contract manufacturing sites have received notices from the FDA to schedule pre-approval inspections associated with the Zilretta NDA.

Manufacturing

We believe that the multifaceted nature of PLGA drug product manufacturing and the limited number of capable contract manufacturing companies that offer PLGA drug product manufacturing provides a competitive advantage. The technology is designed to enable novel formulations of pharmaceuticals by providing extended-release of drugs over time and the physical properties of the polymer-drug matrix can be varied to achieve specified drug loads and release rates.

Zilretta

We utilize contract manufacturers to produce our drug substances,drug products used for preclinical and clinical supplies and commercial supplies of Zilretta. Manufacture of PLGA microspheres is a complex process and there are a limited number of contract manufacturing sites with PLGA experience. Our injectable IA extended-release technology allows us to incorporate pharmaceuticals in PLGA microspheres for administration of Zilretta and potentially other product candidates. Following extensive development programs, we have generated formulations of Zilretta designed to sustain local concentrations of drug in the joint for several months. The Zilretta microsphere PLGA formulation has gone through numerous iterations and has been optimized to release the drug over an extended period of time. In developing this unique combination of manufacturing process and formulation, we have established numerous trade secrets that relate to precise pharmaceutical release profiles.

The active pharmaceutical ingredient in Zilretta, TA, is manufactured and supplied by Farmabios SpA in accordance with current good manufacturing practice standards, or cGMP. This supplier is subject to regular inspections by the FDA. The PLGA material used in the manufacture of our clinical trial supplies was Evonik Corporation, or Evonik. In August 2015, we entered into Manufacturing and Technical Transfer Agreements with Patheon U.K. Limited, or Patheon, for the manufacture of clinical and commercial supplies of Zilretta finished drug product. Under the terms of the Technical Transfer Agreement, Patheon agreed to undertake certain technical transfer activities and construction services needed to prepare its United Kingdom facility for the manufacture of Zilretta in dedicated manufacturing suites. We have agreed with Patheon, among other things, to provide them with the equipment necessary to manufacture Zilretta in these suites, to pay for construction of the suites, and to make payments related to their establishment and validation of manufacturing processes in the suites. Successful completion of manufacturing process validation at Patheon, along with FDA approval of the Patheon facility, must be secured prior to commercial launch of Zilretta.

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

Commercial Strategy

In advance of potential drug approval of Zilretta, we intend to build a commercial infrastructure in the United States to effectively support the commercialization of Zilretta. We believe that we can effectively promote Zilretta to the approximately 7,500 orthopedists and rheumatologists who perform more than 80% of OA treatment injections in the United States with a targeted, sales force of approximately100 representatives. Support for this team will include sales management, internal sales support, distribution support, and an internal marketing group. Additional requisite capabilities will include focused management of key accounts such as managed care organizations, pharmacy benefits managers, specialty pharmacies, group purchasing organizations, and government accounts.

Of patients who are treated for OA, it is estimated that 57% receive IA injections from orthopedic surgeons. An additional 7% of patients receive IA injections from physical medicine and rehabilitation (PM&R) specialists and rheumatologists. Approximately 12% are treatedby PCPs, which includes Sports Medicine specialists. The remaining 24% of IA injections are administered by a wider array of physicians.  We believe we can effectively cover all specialties and successfully execute our future commercial plans using a cost-efficient strategy, particularly given that orthopedists and rheumatologists are familiar with IA injections utilizing the same steroid in the same dose.

In clinical trials completed to date, Zilretta has demonstrated clinically meaningful and significant improvements in validated OA specific measures compared to commercially available immediate-release TA. We believe Zilretta’s prolonged analgesia could delay the need for TJA, a costly, highly-invasive procedure with a protracted recovery time. Our own market research has indicated that healthcare payors would be willing to reimburse any additional OA therapies that have the potential for pharmacoeconomic benefits reflecting differential efficacy and durability and the potential to delay costly and invasive TJAs. As a result of its potential to both provide increased patient satisfaction and to delay TJA, we believe Zilretta will be priced competitively with existing HA therapies.

Competition

Overview

Our industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the pain market makes it an attractive therapeutic area for biopharmaceutical businesses. Our potential competitors include pharmaceutical, biotechnology and specialty pharmaceutical companies. Several of these companies have robust drug pipelines, readily available capital, and established research and development organizations. We believe our success will be driven by our  ability to develop and commercialize new treatment options that make a meaningful difference for patients with musculoskeletal conditions, beginning with OA.  We continue to make solid progress towards the potential launch of Zilretta.  Our core commercial team is in place and launch preparations are on schedule across the sales, marketing, market access and commercial operations functions.

The key competitive factors affecting the success of Zilretta, if approved, are likely to be efficacy, durability, safety, price and the availability of reimbursement from government and other third-party payors. We believe we will compete favorably by having a product candidate with:

•	a validated mechanism of action for pain relief;
•	extended-release technology that enables Zilretta and potentially other compounds to maintain persistent therapeutic concentrations in the joint and provide substantial and durable efficacy; and
•	an acceptable safety profile with limited systemic exposures and the potential for fewer side effects.

Zilretta Competition

Immediate-release steroids and HA are currently the two marketed classes of IA products that would compete with Zilretta, if approved. Immediate-release steroids are generic and widely used as a first line injectable therapy, but leave the joint rapidly after injection and typically fail to confer pain relief of sufficient magnitude or duration. Zilretta has demonstrated in clinical trials that it persists in the joint at therapeutic concentrations for at least 12 weeks following injection, whereas there was no measurable immediate-release TA in the joint by that time. In clinical trials, Zilretta also demonstrated clinically meaningful and statistically significant improvements compared to with immediate-release TA in validated OA specific measures. In addition to immediate-release steroids, Zilretta would compete with HA in patients considering something beyond an immediate-release steroid injection. The magnitude of pain relief demonstrated by Zilretta in clinical trials to date is much greater than that seen in historic HA clinical trials, in which HA demonstrated only marginal pain relief over placebo in knee OA patients, although to date Zilretta has not been evaluated in head-to-head clinical trials against HA. Also on the market are platelet rich plasma injections, but these require on site preparation from blood drawn from the patient, have generated questionable efficacy in controlled clinical trials and we believe they are unlikely to be a broadly embraced therapeutic option for OA patients. Because platelet rich plasma is a therapy derived from the individual patient’s blood, it does not require and has not received FDA review or approval. For that reason, it is generally not reimbursed by payers and patients must pay out of pocket to receive this therapy.

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
•

Carbylan Therapeutic’s Hydros-TA, which is a mixture of Carbylan’s own HA and a low dose of a commonly used immediate release steroid. In February 2016, Carbylan announced that Hydros-TA met only one of its two primary endpoints in its first Phase 3 study. In 2016, Carbylan merged into KalVista Pharmaceuticals, and we believe the continued development of Hydros-TA has been terminated.

•	Actavis plc/Hanmi Pharmaceuticals Co., Ltd.’s HA product Hyalrheuma, which is an HA preparation.
•	TissueGene, Inc.’s Invossa™, which is a combination of human allogeneic chondrocytes and TGF- β1 transfected allogeneic chondrocytes. Invossa is currently in Phase 3 clinical studies.
•

Ampio Pharmaceuticals, Inc.’s Ampion™, which is a derivative of human serum albumin, is described as having anti-inflammatory properties, and is formulated for immediate-release. Ampion did not meet its primary endpoint in a Phase 3 trial. We believe that other programs, such as Orthotrophix’s TPX-100, Merck Serono’s FGF-18, Abbvie’s ABT-981, Menarini’s MEN16132, Dong-A’s DA-5202, Mariel Therapeutics BMP-7, Samumed’s SM04690, Centrexion’s CNTX-4975, and Allergan, Inc.’s botulinum toxin, have not yet entered Phase 3 clinical trials.

•

Autologous cartilage transplantation products, like Carticel, are appropriate for focal defects in cartilage, not the kind of diffuse disease that is seen with OA. Eupraxia’s EP-104 is a pre-clinical/Phase 1 therapy that combines an unapproved carrier technology (Plexis) with a steroid (fluticasone) that is approved for uses other than for the treatment of knee OA.

•

Stem cell approaches to OA are being explored, but these are earlier in development, bear significant technical risks and it remains to be seen how applicable they will be to the treatment of OA. A number of investigational nerve growth factor antibodies are in development. In May 2016, Regeneron announced fasinumab had met its primary endpoints in its phase 2/3 clinical study in OA of the knee. In March 2016, Jannsen announced it was discontinuing its Phase 3 development program for fulranumab.

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

As of January 31, 2017, we owned three U.S. patents, one pending U.S. application, and counterpart foreign patent applications, along with two pending U.S provisional patent applications, all directed to Zilretta. One issued U.S. patent directed to Zilretta relates to its composition of matter and has an expiration date in 2031. A second issued U.S. patent directed to Zilretta relates to methods of manufacturing Zilretta and has an expiration date in 2031. A third issued U.S. patent directed to Zilretta relates to methods of using Zilretta and has an expiration date in 2031. The Zilretta composition of matter patent is the result of several unique discoveries relating to a narrow drug load specification, a certain release profile of polymers, specific polymer weights and ratios and clinical efficacy observed within a dose-range. Further, for Zilretta, we have foreign patent applications pending in Australia, Canada, Europe, Japan, China and other foreign countries. Our pending U.S. non-provisional application could result in additional claims expiring in 2031. The two pending provisional applications directed to Zilretta could, if pursued as a non-provisional patent application, result in a patent expiring in 2037. We have also exclusively licensed issued patents, owned by SwRI, directed to our proprietary microsphere manufacturing technology which covers the production of Zilretta. These patents are scheduled to expire in 2025.

We have other patent applications on formulations or uses of compounds that are not relevant to our current programs in development.

Trade Secrets and Proprietary Information

The Zilretta microsphere PLGA formulation has gone through numerous iterations and has been optimized to deliver the drug substance release over an extended period of time. In developing this unique combination of manufacturing process and formulation, we have established numerous trade secrets, including those that relate to a precise pharmaceutical release profile. In addition, due to the complexity of the extended-release technology and the time, costs and technical risks involved in demonstrating bioequivalence through clinical trials, we believe that the ability of manufacturers to gain market approval for generic alternatives to our products upon expiration of our patents and FDA exclusivity will be challenging.

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

Southwest Research Institute Manufacturing® (SwRI) License. In July 2014, Flexion executed an exclusive worldwide licensing agreement with SwRI to utilize proprietary microsphere manufacturing technologies for production of Flexion’s extended-release drug candidates, including Zilretta. The SwRI technologies employ a uniquely controlled and continuous atomizing technology that will facilitate scale-up of commercial supply. This exclusive agreement provides for an expanded field of use in a variety of musculoskeletal disorders, as well as broader polymer and steroid ranges, which offers the flexibility to potentially explore different doses, disease indications, and drug-PLGA combinations. The license is non-royalty bearing and remains in effect through patent term expiry. Flexion made an up-front payment upon execution of this license and will pay an additional milestone payment upon FDA approval of Zilretta for knee OA.  In February 2017, Flexion executed an agreement with SwRI to transfer manufacturing equipment to SwRI in consideration for SwRI deeming the additional milestone payment to have been fully paid by Flexion.

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

Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, and on prescription drugs in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any Company.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The MMA expanded Medicare coverage to include outpatient prescription drug purchases made by the elderly by establishing Medicare Part D and introduced a new reimbursement methodology based on average sales prices for physician administered drugs under Medicare Part B. In addition, the MMA provided authority for limiting the number of drugs that would be covered in any therapeutic class under the Medicare Part D program. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement rate that we receive for any of our approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

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

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

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
•

creation of the Independent Payment Advisory Board, which, if impaneled, would have authority to recommend certain changes to the Medicare program that do not affect coverage or quality, which, among other things, could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•

establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of PPACA.  In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of PPACA.  The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of PPACA that are repealed.

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

We expect that PPACA reform, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, as well as additional downward pressure on the price that we receive for any approved product. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including several recent U.S. Congressional inquiries and proposed bills designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

The federal Anti-Kickback Statute prohibits any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of business, or the furnishing, recommending, or arranging for the purchase, lease or order of a good, facility, item or service, for which payment may be made under a federal healthcare program, such as the Medicare or Medicaid program. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers, among others, on the other. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and strict compliance is required. Other practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by PPACA, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Additionally, many states have adopted laws similar to the federal Anti-Kickback Statute, and some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payor, not only the Medicare and Medicaid programs in at least some cases, and do not contain safe harbors.

Federal false claims and false statements laws, including the federal False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for items or services, including drugs, for payment to, or approval by, a federal healthcare program, including Medicare or Medicaid. The qui tam provisions of the False Claims Act allow a private individual to bring a civil action on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and are not limited to claims submitted to a federal healthcare program. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. For example, the False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare numbers when detailing the provider of services, improper promotion of off-label uses (i.e., uses not expressly approved by FDA in a drug’s label), and allegations as to misrepresentations with respect to the services rendered. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, state and third party reimbursement of any of our future products, and the sale and marketing of our future products and potential data purchases, among other activities, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance. Also, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

Where our activities involve foreign government officials, they may also potentially be subject to the Foreign Corrupt Practices Act, which prohibits companies and individuals from engaging in specified activities to obtain or retain business or to influence a person working in an official capacity. Under the FCPA, it is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, governmental staff members, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, contractual damages, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Rest of World Government Regulation

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

Employees

As of December 31, 2016, we had 95 full-time employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Research and Development

We invested $41.3 million, $32.7 million, and $17.9 million in research and development in the years ended December 31, 2016, 2015 and 2014, respectively.

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

We have limited operating history. To date, we have focused primarily on developing our lead product candidate, Zilretta. Any additional product candidates we develop will require substantial development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $71.9 million, $46.3 million, and $27.3 million for fiscal years 2016, 2015, and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $211.7 million.

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

We expect to continue to incur substantial and increased expenses as we continue our development activities with respect to Zilretta and as we scale up manufacturing for and prepare to commercialize Zilretta. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

We have never generated any revenue and may never be profitable.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize Zilretta and other product candidates. We will not be able to generate revenue from sales of Zilretta until such time, if ever, that we receive marketing approval. Our ability to generate future revenue from product sales depends heavily on our success in:

•	obtaining regulatory approval for Zilretta as well as other product candidates; and
•	launching and commercializing any product candidates for which we receive regulatory approval, either by building our own targeted sales force or by collaborating with third parties.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of increased expenses, when, or if, we will begin to generate revenue from product sales, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to those that we currently anticipate. In particular, the FDA may not agree with our assessment of the clinical data for Zilretta and could require us to complete additional trials prior to approving our NDA, which would be costly to complete and would delay our ability to eventually receive regulatory approval and generate revenue from product sales.

Even if one or more of our potential future product candidates is approved for commercial sale, to the extent we do not engage a third party collaborator, we anticipate incurring significant costs associated with commercializing any approved product candidate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

As of December 31, 2016, we had cash, cash equivalents and marketable securities of $210.3  million and working capital of $192.3 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital requirements for at least the next twelve months from the issuance date of these financial statements, including  through the PDUFA action goal date of our NDA for Zilretta. Regardless of our expectations as to how long our cash, cash equivalents and marketable securities will fund our operations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect or the FDA could impose additional or different clinical development requirements on us prior to approving an NDA for Zilretta. In any event, we may require additional capital prior to commercializing Zilretta or any of our other product candidates.

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

On August 4, 2015, we entered into a credit and security agreement with MidCap, as administrative agent, MidCapFunding XIII Trust and Silicon Valley Bank, as agent lenders, to borrow up to $30.0 million and contemporaneously drew down $15.0 million under the credit facility. The agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

A breach of any of these covenants could result in an event of default under the agreement. As of December 31, 2016 we were in compliance with these covenants. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include negative results in our future clinical trials or unfavorable determinations by the FDA with respect to the potential approval of Zilretta, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the agreement occurs. In the case of a continuing event of default under the agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the lenders a security interest under the agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the agreement are secured by all of our existing and future assets, excluding intellectual property, which is subject to a negative pledge arrangement.

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

Risks Related to Clinical Development and Regulatory Approval

We are substantially dependent on the success of our lead product candidate Zilretta. We cannot give any assurance that Zilretta will receive regulatory approval, which is necessary before it can be commercialized.

Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and successfully commercialize Zilretta, for which we have submitted an NDA following completion of pivotal Phase 2b and Phase 3 clinical trials. Any delay or setback in the development or regulatory approval of Zilretta, could adversely affect our business and cause our stock price to decline. We cannot assure you that we will be able to obtain approval for Zilretta from the FDA.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials. In particular, the results generated in our completed Zilretta pivotal Phase 3 clinical trial does not ensure that any on-going or future Zilretta clinical trial will be successful or consistent with the results generated in the Phase 3 trial.

We have conducted preclinical toxicology studies in healthy dogs with single and repeat doses of Zilretta, blank microspheres and immediate-release TA. The immediate-release TA and Zilretta groups produced similar findings in these studies. In the single-dose study, local cartilage findings of reduced extracellular matrix were completely reversed by the end of the nine-month recovery period in both the Zilretta and immediate-release TA study arms. With repeat administrations of Zilretta and immediate-release TA, a larger reduction in extracellular matrix in cartilage partially recovered by six months following the last dose; however, structural changes in cartilage were observed with repeat administrations of both Zilretta and immediate-release TA. Repeat administration of immediate-release TA has a long history of safe clinical use in patients with OA, and in a randomized, double-blind clinical trial conducted in 2003 by Raynauld et al, administration of immediate-release TA or saline every three months for up to two years in 68 OA patients was well-tolerated and demonstrated no deleterious effects in the knee joint when assessed by clinical exam and X-ray evaluation. Using a more sensitive MRI imaging technology in 2015, Driban et al again demonstrated that cartilage structure changes between OA patients treated with immediate-release TA and saline in patients were similar. We are studying Zilretta in a repeat dose safety clinical trial and Zilretta is approved and the data from the repeat dose trial are supportive we intend to seek inclusion of these data in the label. It is possible that we could observe detrimental effects on cartilage with repeated doses of Zilretta, similar to those outcomes observed in our preclinical studies, which would limit Zilretta’s commercial potential and could harm our ability to maintain regulatory approval.

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. In addition to the safety and efficacy traits of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We cannot guarantee that we won’t be required to conduct an additional pivotal trial which would delay our approval timeline and result in additional development costs. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. In any event, our future clinical trials may not be successful.

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

Our Zilretta NDA seeks FDA approval through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

Even though we have submitted our Zilretta NDA under Section 505(b)(2) regulatory pathway, we may still need to conduct additional trials and we cannot guarantee that Zilretta will receive the requisite approvals for commercialization. If this were to occur, the time and financial resources required to obtain FDA approval for Zilretta, and complications and risks associated with Zilretta, would likely substantially increase. We may also need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, any delays could result in new competitive products reaching the market faster than Zilretta, which could materially adversely impact our competitive position and prospects.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2), including our NDA submission for Zilretta.

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

The regulatory approval processes of the FDA is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, we cannot guarantee that the FDA will not require additional or different clinical trials in support of our NDA for Zilretta despite the most recent guidance we have received from the FDA. We have not obtained regulatory approval for any product candidate, and it is possible that neither Zilretta or any product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidates. For example, we believe that any initial indication of Zilretta will be limited to the treatment of knee OA, as opposed to the treatment of OA generally. We will likely need to conduct additional clinical trials in order to market Zilretta for other indications and expand its market potential. In addition, we are choosing to pursue an initial approval of Zilretta for single-dose administration. While we intend to develop and submit clinical data for repeated dosing of Zilretta in a supplemental NDA, if we were unable to expand the label for Zilretta to include repeat dosing, our ability to fully market Zilretta would be limited.

Our product candidates may not receive regulatory approval  despite successful in clinical trials. If we do not receive regulatory approval for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market one or more of our product candidates, our revenue will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval. If the markets for patients or indications that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products, if approved.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our potential future product candidates are approved and we are found to have improperly promoted off-label uses for any such products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our potential future product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. The federal government has levied large civil and criminal fines against companies related to allegations of improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our potential future product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Even if we obtain regulatory approval for Zilretta or other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our potential future product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Zilretta and our other potential future product candidates, if approved, will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Any relationships with healthcare professionals, principal investigators, consultants, actual and potential customers, and third-party payors in connection with our current and future business activities are and will continue to be subject, directly or indirectly, to federal and state healthcare laws. If we are unable to comply, or have not fully complied, with such laws, we could face criminal sanctions, civil penalties, administrative penalties, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.

Our operations may be directly or indirectly subject to various federal and state healthcare laws, including without limitation, fraud and abuse laws, false claims laws, marketing expenditure tracking and disclosure (or

“sunshine”) laws, government price reporting, and health information privacy and security laws. If we obtain FDA approval for any of our potential future product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance are also likely to increase. These laws may impact, among other things, our current activities with investigators and research subjects, as well as proposed sales, marketing, promotion, manufacturing, distribution, pricing, discounting, customer, incentive programs, education programs and other business arrangements and activities. In addition, we may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

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

•

the federal Open Payments program, created under Section 6002 of the PPACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members;

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Even if we obtain FDA approval for Zilretta or any other potential future product candidate in the United States, we may never obtain approval for or commercialize our potential future product candidates outside of the United States, which would limit our ability to realize their full market potential.

In order to market any potential future products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our potential future products in those countries. We do not have any potential future product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our potential future products will be harmed.

If we fail to develop, acquire or in-license other potential future product candidates or products, our business and prospects will be limited.

Our long-term growth strategy is to develop, acquire or in-license and commercialize a portfolio of potential future product candidates in addition to Zilretta. . Our primary means of expanding our pipeline of product candidates is to develop improved formulations and delivery methods for existing FDA-approved products and/or select and acquire or in-license product candidates for the treatment of therapeutic indications that complement or augment our current pipeline, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Developing new formulations of existing potential future product candidates or identifying, selecting and acquiring or licensing promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual development, acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to add additional product candidates to our pipeline, our long-term business and prospects will be limited.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We rely upon and plan to continue to rely upon third party CROs to monitor and manage data for our preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with FDA laws and regulations regarding current good clinical practice, or GCP, which are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Council on Harmonization guidelines for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, portions of the clinical trials for our product candidates are being conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We are particularly reliant on Patheon with respect to maintaining Zilretta manufacturing suites and validating the Zilretta manufacturing process in those suites. These Patheon facilities will need to be approved by the FDA as a condition to any NDA approval for Zilretta, as we intend to rely exclusively on Patheon for initial commercial supply of Zilretta. In addition, because Patheon will be manufacturing Zilretta in the United Kingdom, or U.K., it will need to maintain and update its facility license with the applicable U.K. regulatory agencies and any delay or inability to do so would delay or prevent Patheon from being able to produce commercial supplies of Zilretta. Furthermore, the manufacturing process for Zilretta is unique and involves specialized equipment and proprietary processes, and Patheon has not previously manufactured Zilretta, which subjects us to heighted risks that Patheon will experience delays in validating the manufacturing process. If Patheon experiences such delays, particularly delays in producing Zilretta in compliance with cGMP regulations, the FDA may refuse to approve the NDA. In addition, due to the fact that all prior cGMP batches of Zilretta have been produced by Evonik, and any cGMP batches produced at Patheon’s facilities have not completed longer-term stability testing, we will need to demonstrate that Zilretta produced at Patheon’s facilities is comparable to Zilretta previously produced by Evonik. If we are unable to demonstrate such comparability to the satisfaction of the FDA, it may result in a deficiency in the NDA during the review and delay approval until such time that batches of Zilretta produced by Patheon have demonstrated sufficient stability.

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

We expect to continue to depend on contract manufacturers or other third party manufacturers for the foreseeable future. We have entered into long-term commercial supply agreements with our current contract manufacturers in order to maintain adequate supplies to manufacture finished drug product. We may, however, be unable to enter into such  agreements or do so on commercially reasonable terms for potential future product candidates which could have a material adverse impact upon our business.

We rely on certain sole sources of supply for our product candidates and any disruption in the chain of supply may cause delay in developing, obtaining approval for, and commercializing our product candidates.

Currently, we use the following sole sources of supply for manufacturing Zilretta: Farmabios SpA for TA, Evonik Corporation for PLGA, and Patheon for finished microspheres drug product. Because of the unique equipment and process for loading TA onto PLGA microspheres, transferring finished drug product manufacturing activities for Zilretta to an alternate supplier would be a time-consuming and costly endeavor, and there are only a limited number of manufacturers that we believe are capable of performing this function for us. Switching Zilretta finished drug suppliers may involve substantial cost and could result in a delay in our desired clinical, regulatory and commercial timelines. For Zilretta, we expect that for the foreseeable future we will only seek to qualify Patheon as a commercial supplier with the FDA. As a result, if supply from Patheon is interrupted, there could be a significant disruption in commercial supply. Any alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new Zilretta supplier is relied upon for commercial production.

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

Due to the complexity of the manufacture of Zilretta and the fact that Patheon had never previously manufactured Zilretta, the validation of the Zilretta manufacturing process in the Patheon suites may be subject to heighted risk of cost overruns and delays. If Patheon experiences unanticipated cost overruns, if Patheon experiences delays in validating the Zilretta manufacturing process, or if the Patheon suites do not receive regulatory approvals in the timeframe anticipated, if at all, this could have a material adverse effect on our business, financial position and results of operations. In particular, if we are unable to obtain regulatory approval for Zilretta or subsequent commercial supply of Zilretta from Patheon, we may not realize an appropriate return, or any return, on our significant investment in establishing and validating the Patheon manufacturing suites.

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

We may become subject to a number of additional risks associated with our dependence on collaborations with third parties, the occurrence of which could cause our collaboration arrangements to fail. Conflicts may arise between us and partners, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any such conflicts arise, a partner could act in its own self-interest, which may be adverse to our best interests. Any such disagreement between us and a partner could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating sufficient revenue to achieve or maintain profitability:

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

Even if we obtain regulatory approval for Zilretta or any of our other potential future product candidates, the product may not gain market acceptance among physicians, healthcare payors, patients and the medical community, which is critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the timing of market introduction of the product candidate as well as competitive products;
•	the clinical indications for which the product candidate is approved;
•	acceptance by physicians, the medical community and patients of the product candidate as a safe and effective treatment;
•	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies;
•	the convenience of prescribing and initiating patients on the product candidate;
•	the potential and perceived advantages of such product candidate over alternative treatments;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
•	relative convenience and ease of administration;
•	the prevalence and severity of adverse side effects; and
•	the effectiveness of sales and marketing efforts.

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

If we are unable to differentiate Zilretta, from existing generic therapies for the treatment of OA, or if the FDA or other applicable regulatory authorities approve generic products that compete with Zilretta, the ability to successfully Zilretta would be adversely affected.

Immediate-release TA and other injectable immediate-release steroids, which are the current IA standard of care for OA pain, are available in generic form and are therefore relatively inexpensive compared to the price we would expect to receive for Zilretta. These generic steroids also have well-established market positions and familiarity with physicians, healthcare payors and patients. Although we believe Zilretta has the potential for clinically meaningful differentiation as compared to immediate-release TA based on our clinical trial data, it is possible that as we receive data from additional clinical trials, the data will not continue to support such differentiation. It is also possible that the FDA, physicians and healthcare payors will not agree with our interpretation of our existing and future clinical trial data for Zilretta. If we are unable to demonstrate significant differentiation for Zilretta from immediate-release TA and other injectable immediate-release steroids, our opportunity for Zilretta to achieve premium pricing and be commercialized successfully, if approved, would be adversely affected. For example, although Zilretta, compared to immediate-release TA, achieved statistical significance through 12 weeks in validated, OA specific pain, stiffness, function and quality of life secondary measures in our recently completed Phase 3 trial and showed numeric improvements at weeks 2 through 12 on the daily pain rating scale, it did not achieve statistical significance in the daily pain rating scale during the course of the trial. As a result, it is possible that healthcare payors will not agree with our assessment that Zilretta is sufficiently differentiated from immediate-release TA to support premium pricing for Zilretta.

In addition to existing generic steroids, such as immediate-release TA, the FDA or other applicable regulatory authorities may approve generic products that could compete with our product candidates. Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. The FDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use, or labeling as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to our product candidates would materially adversely impact our ability to successfully commercialize our product candidates.

We face significant competition from other biopharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, the competition in the pain and OA market is intense. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, the injectable OA treatment market today includes many injectable immediate-release steroids, including TA, the active ingredient in Zilretta, as well as HA injections. In addition, we expect that injectable therapies such as Zilretta will continue to be used primarily after oral medications no longer provide adequate pain relief. To the extent that new or improved oral pain medications are introduced that demonstrate better long-term efficacy and safety, patients and physicians may further delay the introduction of injectable therapies such as Zilretta in the OA treatment continuum. Zilretta could also face competition from other formulations or devices that deliver pain medication on an extendedbasis, such as transdermal delivery systems or implantable devices.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy and safety of our product candidates, including as relative to marketed products and product candidates in development by third parties;
•	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies;
•	the time it takes for our product candidates to complete clinical development and receive marketing approval;
•	the ability to maintain a good relationship with regulatory authorities;
•	the ability to commercialize and market any of our product candidates that receive regulatory approval;
•	the price of our products, including in comparison to branded or generic competitors;
•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;
•	the ability to protect intellectual property rights related to our product candidates;
•	the ability to manufacture on a cost-effective basis and sell commercial quantities of any of our product candidates that receive regulatory approval; and
•	acceptance of any of our product candidates that receive regulatory approval by physicians and other healthcare providers.

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

Payors may require documented proof that patients meet certain eligibility criteria in order to be reimbursed for Zilretta, requiring that a patient first try and fail generic immediate-release TA. Payors may even require that pre-approval, or prior-authorization, be obtained from the payor for reimbursement of Zilretta. Patients are unlikely to use our products, including Zilretta, if approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for Zilretta and any of our other product candidates will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies, and we will be required to offer discounted rates to state Medicaid programs to ensure Medicaid coverage of our drug. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•

new requirements under the federal Open Payments program, created under Section 6002 of PPACA, and its implementing regulations that manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to “payments or other transfers of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and that applicable manufacturers and applicable group purchasing organizations report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members, with data collection and reporting to CMS currently required by March 31st, of each calendar year;

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
•

creation of the Independent Payment Advisory Board, which, which, if impaneled, would have authority to recommend certain changes to the Medicare program that do not affect coverage or quality, which, among other things, could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•

establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of PPACA. In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of PPACA.  The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of PPACA that are repealed.

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, as well as additional downward pressure on the price that we receive for any approved product. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including several recent U.S. Congressional inquiries and proposed bills designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. Additionally, we are currently unable to predict what additional legislation or regulation, if any, relating to the healthcare industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business.

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

As of December 31, 2016, we had 95 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We also expect to hire significant additional personnel, including adding a sales and marketing organization. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize Zilretta and our other product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug development process that involve proprietary know-how, information or technology that is not covered by patents. For example, we maintain trade secrets with respect to certain of the formulation and manufacturing techniques related to the TA-formulated PLGA microspheres in Zilretta, including those that relate to precise pharmaceutical release. Although we generally require all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in clinical trials;
•	inability to obtain additional funding;
•	any adverse development or perceived adverse development with respect to the FDA’s review of the Zilretta NDA;
•	failure to successfully develop and commercialize our product candidates;
•	changes in laws or regulations applicable to our product candidates;
•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;
•	failure to meet or exceed product development or financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

As of December 31, 2016, our executive officers, directors and stockholders affiliated with our officers and directors beneficially owned approximately 17.1% of our voting stock. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We will continue to incur significant increased costs as a result of operating as a  public company, and our management is required to devote substantial time to new compliance initiatives.

We completed our initial public offering on February 18, 2014. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the SEC annually, quarterly and current reports with respect to our business and financial condition. We have incurred and will continue to incur costs associated with the preparation and filing of these reports. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and the Nasdaq Global Market have imposed various other requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses, or NOLs, and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. During the quarter ended June 30, 2014, we completed a Section 382 study through February 11, 2014. The results of this study showed that as of February 11, 2014, one historical ownership change within the meaning of Section 382 had occurred in 2009. As a result of this Section 382 limitation, approximately $0.3 million of NOLs will expire unutilized. In addition, we completed another Section 382 study through December 31, 2014. The results of this study showed that we experienced an ownership change in 2014 as part of the follow-on offering, however, none of the NOLs will expire due to the Section 382 limitation associated with the ownership change, assuming sufficient future taxable income and no future limitations. Subsequent ownership changes as defined by Section 382 may further limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

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

Year Ended December 31, 2016	High	Low
First Quarter	$19.42	$7.56
Second Quarter	$17.87	$8.16
Third Quarter	$19.63	$14.78
Fourth Quarter	$23.57	$15.93

Year Ended December 31, 2015	High	Low
First Quarter	$30.37	$19.08
Second Quarter	$23.70	$15.50
Third Quarter	$29.09	$13.71
Fourth Quarter	$21.71	$13.08

On March 2, 2017, the last reported sale price of our common stock was $20.88.

Comparative Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph shows a comparison from February 12, 2014 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2016 of the cumulative total return for our common stock, the Russell 2000 Growth and Biotech index and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on February 12, 2014. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Holders of Record

As of March 2, 2017, there were approximately 25 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

We have derived the consolidated statements of operations data for the years ended December 31,2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and December 31, 2015 from our audited consolidated financial statements appearing elsewhere in this Annual Report.  The selected consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements not included in this document. The selected consolidated financial data for all periods presented reflects the 1-for-8.13 reverse stock split we affected on January 27, 2014.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	41,314	32,691	17,923	11,061	11,065
General and administrative	28,466	13,372	9,064	6,704	3,947
Total operating expenses	69,780	46,063	26,987	17,765	15,012
Loss from operations	(69,780)	(46,063)	(26,987)	(17,765)	(15,012)
Other income (expense):
Interest income	1,521	1,246	479	234	194
Interest expense	(1,748)	(571)	(401)	(449)	—
Other income (expense), net	(1,887)	(927)	(404)	(207)	(164)
Total other income (expense)	(2,114)	(252)	(326)	(422)	30
Net loss	$(71,894)	$(46,315)	$(27,313)	$(18,187)	$(14,982)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(2.84)	$(2.15)	$(1.97)	$(23.02)	$(27.58)
Weighted average common shares outstanding, basic and diluted(1)	25,297	21,497	13,894	790	543

	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities, and long-term investments	$210,329	$118,604	$151,625	$16,438	$29,383
Working capital(2)	191,853	104,044	145,328	11,583	27,147
Total assets	226,262	127,139	153,348	18,731	30,008
Total debt(3)	30,533	15,002	3,564	5,002	—
Convertible preferred stock	—	—	—	74,806	74,806
Total stockholders’ equity (deficit)	187,032	103,986	144,942	(64,704)	(47,523)

(1)

See Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

(2)	We define working capital as current assets less current liabilities.
(3)

Total debt includes the current and long-term portion of our debt net of debt issuance costs. In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The Company elected to early adopt this standard in the year ended December 31, 2016 which requires retrospective application and represents a change in accounting principle.

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, a type of degenerative arthritis, referred to as OA. Our lead product candidate addresses the OA pain treatment spectrum, from moderate to severe pain, and provides us with a unique opportunity to achieve our goal of commercializing novel, patient-focused therapies.

We were incorporated in Delaware in November 2007, and to date we have devoted substantially all of our resources to our development efforts relating to our product candidates, including conducting clinical trials with our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From our inception through December 31, 2016, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and, to a lesser extent, debt financing. From our inception through December 31, 2016, we have raised $422.3 million from such transactions, including from our initial and follow-on public offerings. Until such time, if ever, when we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt or other financings, government or third-party funding, and licensing or collaboration arrangements.

We have incurred net losses in each year since our inception in 2007. Our net losses were $71.9 million, $46.3 million, and $27.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $211.7 million. Substantially all of our net losses resulted from costs incurred in connection with our development programs and from general and administrative expenses associated with our operations.

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

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for Zilretta or one of our other product candidates, which is subject to significant uncertainty. We anticipate that we will need to raise additional capital for the launch of Zilretta and completing clinical development of any of our other product candidates. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, debt or other financings, including convertible debt financings, government or other third-party funding and collaborations, and licensing arrangements. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others, rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full.

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

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Direct research and development expenses by program:
Zilretta	$24,609	$22,046	$11,627
FX007	349	669	738
FX005	13	247	211
Portfolio expansion	234	—	—
Other	620	—	—
Total direct research and development expenses	25,825	22,962	12,576
Personnel and other costs	15,489	9,729	5,347
Total research and development expenses	$41,314	$32,691	$17,923

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

Our research and development expenses are expected to increase in the foreseeable future. Specifically, our costs associated with Zilretta will increase as we conduct additional clinical trials, further the manufacturing process in anticipation of validation and commercialization, including the costs for the build-out of the portion of the dedicated manufacturing facility with our contract manufacturer, Patheon UK Limited, or Patheon, make initial investments for commercial product supply, and otherwise advance our Zilretta development program. Evonik Corporation, or Evonik, is our supplier of PLGA and has manufactured drug product for our Zilretta clinical trial materials, however we currently use Patheon as our sole supplier of future Zilretta drug product for clinical trials and commercial supply. To that end, we will incur wind down costs with the technology transfer from Evonik to Patheon but are currently unable to estimate those costs. In addition, we are currently conducting a future use and impairment analysis of approximately $2.4 million in manufacturing equipment located at the Evonik facility. We cannot determine with certainty the duration of and completion costs associated with future clinical trials of Zilretta. The duration, costs and timing associated with the development and commercialization of Zilretta and our other product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials and our ability to obtain regulatory approval. As a result of these uncertainties, we are currently unable to estimate with any precision our future research and development expenses for any product candidate, when or if we will achieve regulatory approval, generate revenue from sales of any product candidate or achieve a positive cash flow position.

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

Interest expense. In January 2013, we borrowed $5.0 million under a credit facility with MidCap Financial SBIC, LP, or MidCap, and began to incur interest related to this borrowing at a fixed rate of 8% per annum. In March 2015, we paid MidCap $3,236,019 to satisfy our obligation related to the credit facility.

In August 2015, we borrowed $15.0 million under a credit facility with MidCap Funding XIII Trust and Silicon Valley Bank, and began to incur interest related to this borrowing at a fixed rate of 6.25% per annum. In July 2016, we borrowed the remaining $15.0 million under the credit and security agreement, in the form of a second term loan receiving positive Zilretta clinical trial data meeting the trial’s primary endpoint and which was sufficient to file an NDA for Zilretta. The second term loan is subject to the same credit terms as the initial term loan under facility. We expect to incur future interest expense related to this borrowing until February 1, 2020. See “Liquidity and Capital Resources” for a more detailed description of our credit facility.

Other expense. Other expense consists of the net amortization and accretion of premiums and discounts related to our marketable securities, and our realized gains (losses) on redemptions of our marketable securities. We will continue to incur expenses related to net amortization of premiums on marketable securities for as long as we hold these investments.

Income Taxes

As of December 31, 2016, we had $95.3 million and $89.0 million of federal and state net operating loss carryforwards, respectively, and $5.2 million and $2.8 million of federal and state research and development tax credit carryforwards, respectively, available to offset our future taxable income, if any. These federal net operating loss carryforwards and research and development tax credit carryforwards expire at various dates beginning in 2029, if not utilized and are subject to review and possible adjustment by the Internal Revenue Service. The state net operating loss carryforwards and research and development tax credit carryforwards expire at various dates beginning in 2030 and 2025, respectively, if not utilized and are subject to review and possible adjustment by the state tax authorities. At December 31, 2016, a full valuation allowance was recorded against our net operating loss carryforwards and our research and development tax credit carryforwards.

If we experience a greater than 50% aggregate change in ownership of certain stockholders over a three-year period, utilization of our then-existing net operating loss carryforwards and research and development tax credit carryforwards will be subject to an annual limitation.

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

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	0.74-2.32%	1.49-1.92%	1.54-2.04%
Dividend yield	0%	0%	0%
Expected term (in years)	5.6	6.0	6.0
Expected volatility	67.3-99.9%	76.4-83.9%	61.9-68.0%

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

RESULTS OF OPERATIONS

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(In thousands)	2016	2015	Change	% Increase/ (Decrease)
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	41,314	32,691	8,623	26.4%
General and administrative	28,466	13,372	15,094	112.9%
Total operating expenses	69,780	46,063	23,717	51.5%
Loss from operations	(69,780)	(46,063)	(23,717)	51.5%
Other income (expense):
Interest income	1,521	1,246	275	22.0%
Interest expense	(1,748)	(571)	(1,177)	206.1%
Other expense	(1,887)	(927)	(960)	103.6%
Total other income (expense)	(2,114)	(252)	(1,862)	738.9%
Net loss	$(71,894)	(46,315)	$(25,579)	55.2%

Research and Development Expenses

	Year Ended December 31,
(In thousands)	2016	2015	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
Zilretta	$24,609	$22,046	$2,563	11.6%
FX007	349	669	(320)	(47.8)%
FX005	13	247	(234)	(94.7)%
Portfolio expansion	234	—	234	100.0%
Other	620	—	620	100.0%
Total direct research and development expenses	25,825	22,962	2,863	12.5%
Personnel and other costs	15,489	9,729	5,760	59.2%
Total research and development expenses	$41,314	$32,691	$8,623	26.4%

Research and development expenses were $41.3 million and $32.7 million for the years ended December 31, 2016 and 2015, respectively. The increase in research and development expenses year over year of $8.6 million was primarily due to $2.6 million in Zilretta program expenses related to the previously completed pivotal Phase 2b clinical trial, the conduct of the Phase 3 clinical trial, and manufacturing expenses related to clinical trial and potential commercial supplies. In addition, $6.0 million in personnel and other employee-related costs for additional headcount, stock compensation expense, and consulting costs contributed to the increase.

General and Administrative Expenses

General and administrative expenses were $28.5 million and $13.4 million for the years ended December 31, 2016 and 2015, respectively. The increase in general and administrative expenses year over year of $15.1 million was primarily due to salary and related costs associated with additional headcount, costs related to the creation of commercial marketing and sales capabilities and stock compensation expense.

Other Income (Expense)

Interest income was $1.5 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively. The increase in interest income was primarily due to a larger average investment balance during 2016.

Interest expense was $1.7 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively. The increase in interest expense was primarily due to interest incurred on the $30.0 million borrowed under our credit facility with MidCap Funding XIII Trust and Silicon Valley Bank, which we entered into on August 4, 2015.

Other expense was $1.9 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively. Other expense increased due to a net amortization of premiums on larger average marketable securities and long-term investments balances.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (certain items may not foot due to rounding):

	Year Ended December 31,
(In thousands)	2015	2014	Change	% Increase/ (Decrease)
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	32,691	17,923	14,768	82.4%
General and administrative	13,372	9,064	4,308	47.5%
Total operating expenses	46,063	26,987	19,076	70.7%
Loss from operations	(46,063)	(26,987)	(19,076)	70.7%
Other income (expense):
Interest income	1,246	479	767	160.1%
Interest expense	(571)	(401)	(170)	42.4%
Other expense	(927)	(404)	(523)	129.5%
Total other income (expense)	(252)	(326)	74	(22.7)%
Net loss	$(46,315)	$(27,313)	$(19,002)	69.6%

Research and Development Expenses

	Year Ended December 31,
(In thousands)	2015	2014	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
Zilretta	$22,046	$11,627	$10,419	89.6%
FX007	$669	$738	(69)	(9.3)%
FX005	$247	$211	36	17.1%
Total direct research and development expenses	22,962	12,576	10,386	82.6%
Personnel and other costs	9,729	5,347	4,382	82.0%
Total research and development expenses	$32,691	$17,923	$14,768	82.4%

Research and development expenses were $32.7 million and $17.9 million for the years ended December 31, 2015 and 2014, respectively. The increase in research and development expenses of $14.8 million was primarily due to year over year increases of $10.4 million in Zilretta program expenses related to the previously completed pivotal Phase 2b clinical trial, the conduct of the recently completed Pha se 3 clinical trial, and manufacturing expenses related to clinical trial and potential commercial supplies. In addition, $4.4 million in personnel and other costs for additional headcount, stock compensation expense, and consulting costs contributed to the increase.

General and Administrative Expenses

General and administrative expenses were $13.4 million and $9.1 million for the years ended December 31, 2015 and 2014, respectively. The increase in general and administrative expenses of $4.3 million was primarily due to salary and related costs associated with additional headcount, costs related to the creation of commercial marketing and sales capabilities and stock compensation expense.

Other Income (Expense)

Interest income was $1.2 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest income was primarly due to a larger average investment balance during 2015.

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

Liquidity and Capital Resources

To date, we have not generated any revenue and have incurred losses since our inception in 2007. As of December 31, 2016, we had an accumulated deficit of $211.7 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt and convertible debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through February 2014, we have funded our operations through the receipt of funds from the private placement of $80.0 million of equity and debt securities. On February 18, 2014, we completed the initial public offering of our common stock, which resulted in net proceeds to us of approximately $67.2 million, after deducting underwriting discounts, commissions and offering costs. An additional follow-on offering of our common stock was completed on December 17, 2014, which resulted in net proceeds to us of approximately $92.2 million after deducting underwriting discounts, commissions, and offering costs paid by the Company. In 2016 we completed two additional follow on offerings. The first follow-on offering of common stock was completed on June 7, 2016 and resulted in net proceeds to us of approximately $77.4 million after deducting underwriting discounts, commissions, and offering costs paid by the Company. The second follow-on offering of our common stock was completed on November 15, 2016 and resulted in net proceeds to us of approximately $70.1 million after deducting underwriting discounts, commissions and offering costs paid by the Company.  As of December 31, 2016, we had cash and cash equivalents of $31.3 million, marketable securities of $174.7 million, and long-term investments of $4.7 million.

We anticipate that our existing cash, cash equivalents, and marketable securities will fund our operations for at least the next twelve months from the date of issuance of these financial statements. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

The following table shows a summary of our cash flows for each of the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash flows used in operating activities	$(62,472)	$(38,948)	$(23,145)
Cash flows used in investing activities	(132,753)	(13,245)	(49,451)
Cash flows provided by financing activities	163,196	12,040	159,505
Net increase (decrease) in cash and cash equivalents	$(32,029)	$(40,153)	$86,909

Net Cash Used in Operating Activities

Operating activities used $62.5 million of cash in the year ended December 31, 2016. The cash used in operating activities in the year ended December 31, 2016 resulted primarily from our 2016 net loss of $71.9 million offset by changes in our operating assets and liabilities of $1.0 million and non-cash charges of $11.0 million. Changes in our operating assets and liabilities consisted primarily of a $2.9 million increase in prepaid expenses, offset by an increase of $2.8 million in accrued expenses and other current liabilities and a decrease of $1.0 million in accounts payable. The increase in accrued expenses and other current liabilities was primarily attributable to increased expenses related to clinical research and contract manufacturing services, and the costs associated with the creation of commercial marketing and sales capabilities. These changes were partially offset by an increase in other assets of $0.5 million. Non-cash charges consisted primarily of $6.8 million of stock-based compensation expense $1.2 million in depreciation expense, a $2.3 million loss on disposal of property and equipment and $0.7 amortization and accretion related to our investments.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $132.8 million in the year ended December 31, 2016. Net cash used in investing activities consisted primarily of cash used to purchase marketable securities of $196.1 million, partially offset by cash received from the redemption and sale of marketable securities of $72.1 million. In addition, $8.4 million of cash was used to purchase property and equipment, primarily to further develop our manufacturing capabilities at our contract manufacturer, Patheon U.K. Limited..

Net cash used in investing activities was $13.2 million in the year ended December 31, 2015. Net cash used in investing activities in the year ended December 31, 2015 consisted primarily of cash used to purchase marketable securities of $145.8 million, partially offset by cash received from the redemption and sale of marketable securities of $137.7 million. In addition, $5.2 million of cash was used to purchase property and equipment.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $163.2 million, $12.0 million and $159.5 million in the years ended December 31, 2016, 2015 and 2014, respectively. Net cash provided by financing activities in the year ended December 31, 2016 consisted of $15.0 million borrowed under our credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank in July 2016, $147.9 million in proceeds from follow-on offerings of our common stock, as well as, $0.6 million in proceeds from the exercise of stock options and the issuance of common stock related to our employee stock purchase plan that was partially offset by $0.3 million in financing costs associated with our follow-on financing in 2016.

Net cash provided by financing activities in the year ended December 31, 2015 consisted of $15.0 million borrowed under our credit facility with MidCap Funding XIII Trust and Silicon Valley Bank in August 2015, offset by $3.5 million paid to satisfy our 2013 loan obligation. In addition, we received $0.9 million in proceeds from the exercise of stock options and the issuance of common stock related to our employee stock purchase plan that was partially offset by $0.2 million in financing costs associated with our follow-on financing in late 2014 and $0.1 million in issuance costs associated with our long-term loan obligation.

Net cash provided by financing activities in the year ended December 31, 2014 consisted of $162.1 million in proceeds from public offerings of our common stock and $0.3 million from the exercise of stock options, partially offset by the payment of fees incurred in connection with our initial public offering and follow-on financing of $1.5 million and debt payments of $1.5 million.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2016:

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligation (including interest)(1)	$35,949	$10,035	$25,914	$—	$—
Operating lease obligations(2)	2,330	925	1,405	—	—
Monthly base fee to Patheon(3)	63,406	5,530	13,639	14,746	29,491
Total(5)	$101,685	$16,490	$40,958	$14,746	$29,491

(1)

Represents the contractually required principal and interest payments on our credit facility in accordance with the required payment schedule and the 9% final payment to the lender on February 1, 2020. Amounts associated with future interest payments to be made were calculated using the fixed interest rate of 6.25% per annum.

(2)

Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2016 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.

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

On September 21, 2016 the Company entered into a second amendment to its existing lease for approximately 6,748 additional square feet of rented space located in Burlington, Massachusetts. The lease began October 1, 2016 and expires on October 31, 2017. During October 2016, the Company lease payment for this additional space was $18,275.83 in incremental rent. Beginning in November 2016 through October 2017, the Company’s lease payments for the additional space will increase to $18,838.17 per month in incremental rental cash outflow.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This latest standard defers the effective date of revenue standard ASU 2014-09 by one year and permits early adoption on a limited basis. Since the Company has not generated revenue to date, this guidance will only impact future periods, if any, when revenue is earned.  This update will replace existing revenue recognition guidance under GAAP when it becomes effective for the Company beginning January 1, 2018, with early adoption permitted in the first quarter of 2017. The updated standard will permit the use of either the retrospective or cumulative effect transition method. The Company is adopting this guidance as of January 1, 2017 and is currently evaluating the potential impact that the adoption of this guidance  may have on the Company’s future financial statements.

In August 2014, the FASB issued accounting guidance for the disclosure of uncertainties related to an entity’s ability to continue as a going concern. The new standard requires management to perform an assessment at interim and annual periods as to the entity’s ability to continue as a going concern and provides specific disclosure guidance. This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. The Company has included disclosures regarding its ability to continue as a going concern in the Company’s annual financial statements dated December 31, 2016.  The adoption of this guidance did not have a material impact on the Company’s annual financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. The Company is currently evaluating the method of adoption.  Given the Company has a full valuation against its deferred tax assets and liabilities, the impact of adopting this guidance is not expected to be material to the Company’s financial statements.

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

In March 2016, the FASB released ASU 2016-09, which amends ASC Topic 718, Compensation-Stock Compensation, to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting.  The update revises requirements in the following areas:  minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities.  For public companies, the new rules will become effective for annual reporting periods beginning after December 15, 2016, and interim reporting periods within such annual period.  The Company adopted this guidance beginning on January 1, 2017.  Upon adoption, the Company will no longer record stock compensation expense net of forfeitures.

In August 2016, the FASB issued ASU 2016-15, Statement of cash flows (Topic 230), to increase the consistency of presentation in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017.  The Company is currently evaluating the potential impact that the adoption of this guidance may have on the Company’s financial statements

JOBS Act

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

We are relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.  As of December 31, 2016 we had not met any of these criteria.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

•	Our term loan carries a fixed interest rate and, thus, we are not subject to interest rate risk.
•

We have borrowed $30.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a fixed rate equal to 6.25% per annum. As of December 31, 2016, the carrying value of the term loan was $30.5 million.

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

Most of our transactions are conducted in U.S. dollars. We do have certain material agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of December 31, 2016 we had approximately $0.4 million in payables to vendors denominated in currencies other than the U.S. dollar.  As of December, 2016, we also had approximately $9.1 million in cash denominated in British pounds.  A hypothetical 10% change in foreign exchange rates would result in either a $0.8 million increase, in the event the U.S. dollar strengthens relative to the British pound, or a $0.7 million decrease, in the event the U.S. dollar weakens relative to the British pound, of cash denominated in British pounds.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Flexion Therapeutics, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Flexion Therapeutics, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2017

Flexion Therapeutics, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$30,915,374	$62,944,044
Marketable securities	174,688,468	48,302,507
Accounts receivable	—	95,285
Prepaid expenses and other current assets	3,789,732	760,872
Total current assets	209,393,574	112,102,708
Property and equipment, net	11,663,559	7,442,477
Long-term investments	4,725,041	7,357,423
Other assets	—	155,904
Restricted cash	480,000	80,000
Total assets	$226,262,174	$127,138,512
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,160,869	$3,692,414
Accrued expenses and other current liabilities	6,245,233	4,366,560
Current portion of long-term debt	9,133,991	—
Total current liabilities	17,540,093	8,058,974
Long-term debt	21,398,792	15,002,039
Other long-term liabilities	291,333	91,055
Total liabilities	39,230,218	23,152,068
Commitments and contingencies
Preferred Stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2016 and December 31, 2015 and 0 shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,667,469 and 21,570,395 shares issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	31,667	21,570
Additional paid-in capital	398,757,135	243,853,799
Accumulated other comprehensive income	(70,613)	(96,651)
Accumulated deficit	(211,686,233)	(139,792,274)
Total stockholders’ equity	187,031,956	103,986,444
Total liabilities and stockholders’ equity	$226,262,174	$127,138,512

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	2016	2015	2014
Revenue	$—	$—	$—
Operating expenses:
Research and development	41,313,942	32,691,445	17,923,348
General and administrative	28,466,350	13,371,631	9,063,926
Total operating expenses	69,780,292	46,063,076	26,987,274
Loss from operations	(69,780,292)	(46,063,076)	(26,987,274)
Other income (expense):
Interest income	1,520,659	1,246,133	478,715
Interest expense	(1,747,186)	(570,990)	(401,370)
Other income (expense), net	(1,887,140)	(927,518)	(403,735)
Total other income (expense)	(2,113,667)	(252,375)	(326,390)
Net loss	$(71,893,959)	$(46,315,451)	$(27,313,664)
Net loss per common share, basic and diluted	$(2.84)	$(2.15)	$(1.97)
Weighted average common shares outstanding, basic and diluted	25,296,527	21,497,119	13,893,961
Other comprehensive gain (loss) :
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	26,038	(91,411)	(5,212)
Total other comprehensive income (loss)	26,038	(91,411)	(5,212)
Comprehensive loss	$(71,867,921)	$(46,406,862)	$(27,318,876)

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A and B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2013	72,780,250	$74,806,213	794,090	$794	$1,458,503	$(28)	$(66,163,159)	$(64,703,890)
Conversion of Series A and Series B Convertible Preferred Stock	(72,780,250)	(74,806,213)	8,952,057	8,952	74,797,261	—	—	74,806,213
Issuance of Common Stock net of issuance costs	—	—	11,546,000	11,546	159,311,192	—	—	159,322,738
Exercise of stock options	—	—	141,141	141	304,355	—	—	304,496
Employee Stock Purchase Plan	—	—	6,770	7	80,624			80,631
Stock-based compensation expense	—	—	—	—	2,450,579	—	—	2,450,579
Net loss	—	—	—	—	—	—	(27,313,664)	(27,313,664)
Other comprehensive loss	—	—	—	—	—	(5,212)	—	(5,212)
Balance at December 31, 2014	—	$—	21,440,058	$21,440	$238,402,514	$(5,240)	$(93,476,823)	$144,941,891
Exercise of stock options	—	—	109,441	109	592,678	—	—	592,787
Employee Stock Purchase Plan	—	—	20,896	21	275,928			275,949
Stock-based compensation expense	—	—	—	—	4,582,679	—	—	4,582,679
Net loss	—	—	—	—	—	—	(46,315,451)	(46,315,451)
Other comprehensive loss	—	—	—	—	—	(91,411)	—	(91,411)
Balance at December 31, 2015		$—	21,570,395	$21,570	$243,853,799	$(96,651)	$(139,792,274)	$103,986,444
Issuance of Common Stock net of issuance costs	—	—	10,040,000	10,040	147,491,125			147,501,165
Exercise of stock options	—	—	30,194	30	166,786			166,816
Employee Stock Purchase Plan	—	—	26,880	27	475,621			475,648
Stock-based compensation expense	—	—			6,769,804			6,769,804
Net loss	—	—	—	—	—	—	(71,893,959)	(71,893,959)
Other comprehensive income	—	—	—	—	—	26,038		26,038
Balance at December 31, 2016		$—	31,667,469	$31,667	$398,757,135	$(70,613)	$(211,686,233)	$187,031,956

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(71,893,959)	$(46,315,451)	$(27,313,664)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,150,961	238,153	120,341
Stock-based compensation expense	6,769,804	4,582,679	2,450,579
Other non-cash charges	36,607	41,103	16,500
Amortization of premium (discount) on marketable	728,552	871,215	366,231
Loss on disposal of fixed assets	2,283,344	149,983	—
Premium paid on securities purchased	(542,567)	—	—
Changes in operating assets and liabilities:
Accounts receivable	95,285	—	—
Prepaid expenses, other current and long-term assets	(2,872,955)	(526,247)	(320,352)
Accounts payable	(992,739)	1,581,164	518,032
Accrued expenses and other current and long-term liabilities	2,765,899	428,769	1,017,412
Net cash used in operating activities	(62,471,768)	(38,948,632)	(23,144,921)
Cash flows from investing activities
Purchases of property and equipment	(8,439,577)	(5,197,326)	(802,481)
Change in restricted cash	(400,000)	48,000	—
Purchases of marketable securities	(196,060,561)	(145,797,556)	(79,383,553)
Sale and redemption of marketable securities	72,147,035	137,702,156	30,735,000
Net cash used in investing activities	(132,753,103)	(13,244,726)	(49,451,034)
Cash flows from financing activities
Payment of debt issuance costs	(42,034)	(107,741)	—
Payments on debt	—	(3,500,000)	(1,500,000)
Proceeds from the offering of common stock, net of underwriter's commission and fees	—	—	—
Proceeds from borrowings under term loan	15,000,000	15,003,533	—
Payments of public offering costs	(293,368)	(224,648)	(1,517,484)
Proceeds from the issuance of common stock	147,889,139	—	162,137,580
Proceeds from the exercise of stock options	166,816	592,787	304,496
Proceeds from Employee Stock Purchase Plan	475,648	275,949	80,631
Net cash provided by financing activities	163,196,201	12,039,880	159,505,223
Net increase (decrease) in cash and cash equivalents	(32,028,670)	(40,153,478)	86,909,268
Cash and cash equivalents at beginning of period	62,944,044	103,097,522	16,188,254
Cash and cash equivalents at end of period	$30,915,374	$62,944,044	$103,097,522
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,296,875	$572,340	$364,889
Supplemental disclosures of non-cash financing activities:
Public offering costs included in accounts payable or accrued	$94,606	$—	$224,648
Conversion of convertible preferred stock into common stock	$—	$—	$74,806,213
Purchases of property and equipment in accounts payable and accrued expenses	$622,005	$1,575,907	$52,011

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

Flexion Therapeutics, Inc. (“Flexion” or the “Company”) was incorporated under the laws of the state of Delaware on November 5, 2007. Flexion is a specialty pharmaceutical company focused on the development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, a type of degenerative arthritis (“OA”). Flexion’s lead product candidates addresses the OA pain treatment spectrum, from moderate to severe knee pain, and provides the Company with multiple opportunities to achieve its goal of commercializing novel, patient-focused therapies.

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

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of December 31, 2016 and 2015, the Company had cash, cash equivalents, marketable securities, and long-term investments of $210,328,883 and $118,603,974, respectively. Management believes that current cash, cash equivalents and marketable securities on hand at December 31, 2016 should be sufficient to fund operations for at least the next twelve months beyond the date of issuance. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and to fund increased research and development costs in order to seek approval for commercialization of its product candidates. This capital is necessary for the Company to perform the research and development activities required to develop the Company’s product candidates in order to generate future revenue streams. The Company may not be able to obtain financing on acceptable terms, or at all.  If the Company is unable to obtain funding on a timely basis the Company may need to curtail its operations including research and development which could adversely affect its prospects.

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

On June 8, 2016, the Company completed a follow-on public offering of its common stock, which resulted in the sale of 5,900,000 shares of the Company’s common stock at a price to the public of $14.00 per share including shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds from the follow-on financing of $77.4 million after deducting underwriting discounts, commissions, and offering costs paid by the Company.

On November 15, 2016, the Company completed a follow-on public offering of its common stock, which resulted in the sale of 4,140,000 shares of the Company’s common stock at a price to the public of $18.00 per share including shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company received net proceeds from the follow-on financing of $70.1 million after deducting underwriting discounts, commissions, and offering costs paid by the Company.

The Company’s total issued common stock as of December 31, 2016 was 31,667,469 shares.

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

U.S. Government Grant

The Company performs research and development for a U.S. Government agency under a cost reimbursable grant for clinical development of Zilretta. The related costs incurred under the grant are included in research and development expense in the statement of operations. Reimbursements were recorded as an offset to R&D expense when invoices for allowable costs were prepared and submitted to the Department of Defense. Due to challenges of enrolling military personnel with post-traumatic knee OA, we discontinued the Phase 2 trial and terminated the grant. Payments under cost reimbursable grants with agencies of the U.S. Government are provisional payments subject to adjustment upon audit by the U.S. government.

Accounts Receivable

Accounts receivable represents allowable costs under the Company’s U.S. Government agency grant for which the Company has not yet received reimbursement. The Company invoices the government on a quarterly basis for reimbursable costs under the grant. Reimbursable costs that have not been invoiced on the last day of the quarter are recorded as unbilled accounts receivable. As of December 31, 2016 and 2015, there were unbilled accounts receivable of $0 and $95,285, respectively.

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

Restricted Cash

The Company purchased a $30,000 certificate of deposit to collateralize a credit card account with a commercial bank. In 2016, the Company placed $400,000 in an account at a commercial bank to further collateralize the credit card account. These balances are classified as long-term restricted cash as of December 31, 2016 and 2015.

In addition the Company posted a letter of credit to the lessor of the Company’s Burlington facility as a security deposit pursuant to the lease agreement. As of December 31, 2016 and 2015, there was $50,000  as long-term restricted cash related to the aforementioned lease agreement.

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

Debt Issuance Costs, net

As of December 31, 2016 and 2015, the carrying value of debt issuance costs was $100,760 and $124,041, respectively, presented as a direct deduction from the carrying amounts of long-term debt. In addition, $36,607, $41,103 and $16,500 respectively, of debt issuance costs were amortized and recognized as interest expense in the statement of operations for the years ended December 31, 2016, 2015 and 2014.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. If the equity financing is no longer considered probable of being consummated, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. The Company completed its initial public offering in February 2014 and recorded deferred offering costs of $1,623,540 as a reduction to additional paid-in capital. The Company did not record any deferred offering costs during the year ended December 31, 2016 or 2015.

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

The Company’s convertible preferred shares contractually entitle the holders of such shares to participate in dividends, but do not contractually require the holders of such shares to participate in the losses of the Company. Accordingly, in periods in which the Company reports a net loss or a net loss attributable to common stockholders resulting from preferred stock dividends, net losses are not allocated to participating securities. In periods of net loss, the Company does not increase its net loss attributable to common stockholders by accreting dividends on preferred stock, as the dividends are not cumulative under the terms of the preferred stock. As of December 31, 2016, there were no shares of preferred stock issued and outstanding. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options and unvested restricted common stock. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock. For periods in which the

Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Potential common shares will always be anti-dilutive for periods in which the Company has reported a net loss. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the FASB issued guidance which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This latest standard defers the effective date of revenue standard ASU 2014-09 by one year and permits early adoption on a limited basis. Since the Company has not generated revenue to date, this guidance will only impact future periods, if any, when revenue is earned.  This update will replace existing revenue recognition guidance under GAAP when it becomes effective for the Company beginning January 1, 2018, with early adoption permitted in the first quarter of 2017. The updated standard will permit the use of either the retrospective or cumulative effect transition method. The Company is adopting this guidance as of January 1, 2017 and is currently evaluating the potential impact that the adoption of this guidance  may have on the Company’s future financial statements.

In August 2014, the FASB issued accounting guidance for the disclosure of uncertainties related to an entity’s ability to continue as a going concern. The new standard requires management to perform an assessment at interim and annual periods as to the entity’s ability to continue as a going concern and provides specific disclosure guidance. This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. The Company has included disclosures regarding its ability to continue as a going concern in the Company’s annual financial statements dated December 31, 2016.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. The Company is currently evaluating the method of adoption.  Given the Company has a full valuation against its deferred tax assets and liabilities, the impact of adopting this guidance is not expected to be material to the Company’s financial statements.

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

In March 2016, the FASB released ASU 2016-09, which amends ASC Topic 718, Compensation-Stock Compensation, to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting.  The update revises requirements in the following areas:  minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities.  For public companies, the new rules will become effective for annual reporting periods beginning after December 15, 2016, and interim reporting periods within such annual period.  The Company adopted this guidance beginning on January 1, 2017.  Upon adoption, the Company will no longer record stock compensation expense net of forfeitures.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$9,830,127	$—	$9,830,127
Marketable securities	—	179,413,509	—	179,413,509
	$—	$189,243,636	$—	$189,243,636

	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$61,533,797	$—	$61,533,797
Marketable securities	—	55,659,930	—	55,659,930
	$—	$117,193,727	$—	$117,193,727

As of December 31, 2016 and 2015, the Company’s cash equivalents that are invested in money market funds are valued based on Level 2 inputs. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the years ended December 31, 2016 and 2015, there were no transfers between Level 1, Level 2 and Level 3. Amortization and accretion of discounts and premiums are recorded in other income.

As outlined in Note 9, the 2013 term loan with MidCap Financial SBIC, LP (“2013 term loan”) and 2015 term loan with MidCap Financial Trust (“2015 term loan”), outstanding under the Company’s credit and security agreements, are reported at their carrying value in the accompanying consolidated balance sheet. The Company determined the fair value of the term loans using an income approach which utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The term loans were valued using Level 2 inputs as of December 31, 2016 and December 31, 2015. The result of the calculation yielded a fair value that approximates carrying value.

5.	Marketable Securities

As of December 31, 2016 and 2015, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$7,769,334	$—	$—	$7,769,334
U.S.Government obligations	$75,523,761	$5,029	$(11,860)	$75,516,930
Corporate Bonds	$96,192,720	$811	$(66,286)	$96,127,245
	$179,485,815	$5,840	$(78,146)	$179,413,509

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	55,756,581	3,783	(100,434)	55,659,930
	$55,756,581	$3,783	$(100,434)	$55,659,930

At December 31, 2016, marketable securities consisted of $174,688,468 of investments that mature within twelve months and $4,725,041 of investments that mature within fifteen months. At December 31, 2015, marketable securities consisted of $48,302,507 of investments that mature within twelve months and $7,357,423 of investments that mature within fifteen.

6.	Prepaid Expenses, Other Current Assets, and Other Assets

Prepaid expenses and other current assets and other assets consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Prepaid expenses	$1,085,198	$135,002
Security Deposits	2,099,029	182,009
Interest receivable on marketable securities	604,794	441,766
Employee advances	711	2,095
Total prepaid expenses and other current assets	$3,789,732	$760,872

On December 1, 2016, Flexion paid a refundable NDA fee in the amount of $2,038,100.00 to the FDA. The Company evaluated each of the published criteria to qualify for a waiver and concluded all criteria were met and thus, obtaining a refund of the fee was probable. As of December 31, 2016 the NDA fee was classified as a deposit in other current assets.

7.	Property and Equipment, Net

Property and equipment, net, as of December 31, 2016 and 2015 consisted of the following:

	December 31,
(In thousands)	2016	2015
Computer and office equipment	$572,901	$393,148
Manufacturing equipment	10,098,577	2,533,737
Furniture and fixtures	402,301	290,577
Software	433,838	341,906
Leasehold improvements	278,288	239,456
Construction—in progress	1,253,738	4,133,893
	13,039,643	7,932,717
Less: Accumulated depreciation	(1,376,084)	(490,240)
Total property and equipment, net	$11,663,559	$7,442,477

Depreciation expense for the years ended December 31, 2016, 2015 and 2014, was $1,150,961, $238,153, and $120,341, respectively. During the years ended December 31, 2016 and 2015, $2,670,413 and $166,335 of property and equipment was disposed of, resulting in a loss of $2,283,343 and $149,983, respectively.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2016 and 2015 consisted of the following:

	December 31,
(In thousands)	2016	2015
Research and Development	$1,604,810	$2,059,800
Payroll and other employee-related expenses	3,393,201	1,648,447
Professional services fees	926,550	503,453
Interest expense	161,458	80,729
Other	159,214	74,131
Total accrued expenses and other current liabilities	$6,245,233	$4,366,560

9.	Long-term Debt

On January 3, 2013, the Company entered into a credit and security agreement with MidCap Financial SBIC, LP (“MidCap”) under which it immediately borrowed $5,000,000 as a term loan (“2013 term loan”). The term loan accrued interest monthly at an interest rate of 8% per annum and had a term of 45 months. As the term loan had a 15-month interest-only period, the term loan principal balance, along with any accrued interest, was to be paid in 30 equal monthly installments beginning April 1, 2014 and ending September 1, 2016. In addition to these principal payments, the Company was required to make a payment of $175,000 to the lender on September 1, 2016, which was being accreted to the carrying value of the debt using the effective interest rate method. On March 31, 2015, the Company paid MidCap $3,236,019, representing the outstanding principal of the debt along with accrued interest as of that date, the $175,000 final payment, a prepayment fee of $30,000 and associated legal expenses to satisfy the Company’s obligation under the credit and security agreement.

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

On August 4, 2015, the Company entered into a credit and security agreement with MidCap Financial Trust, as administrative agent, MidCap Financial Funding XIII Trust and Silicon Valley Bank, as lenders, (the “Lenders”), to borrow up to $30,000,000 in term loans, (“2015 term loan”). The Company concurrently borrowed $15,000,000 under an initial term loan. The remaining $15,000,000 under the facility may be drawn down in the form of a second term loan at the Company’s option through September 2016, subject to the Company’s receipt of positive Phase 3 Zilretta clinical trial data meeting the trial’s primary endpoint which is sufficient to file a New Drug Application (NDA) for Zilretta, as well as other customary conditions for funding. The Company granted the Lenders a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed under the credit facility. The Company also agreed not to encumber any of its intellectual property without the Lenders’ prior written consent. The Company must maintain a balance in cash or cash equivalents at Silicon Valley Bank equal to the principal balance of the loan plus 5 percent for so long as the Company maintains any cash or cash equivalents in non-secured bank accounts. The credit and security agreement also contains certain representations, warranties, and covenants of the Company, as well as a material adverse event clause. As of December 31, 2016, the Company was compliant with all covenants and there were no material adverse events.

On July 22, 2016, the Company borrowed the remaining $15,000,000 under the credit and security agreement, in the form of a second term loan after receiving positive Phase 3 Zilretta clinical trial data meeting the trial’s primary endpoint and which is sufficient to file an NDA for Zilretta.  The second term loan is subject to the same credit terms as the initial term loan under the facility.

Borrowings under the credit facility accrue interest monthly at a fixed interest rate of 6.25% per annum. Following an interest-only period of 19 months, principal will be due in 36 equal monthly installments commencing March 1, 2017 and ending February 1, 2020 (the “maturity date”). Upon the maturity date, the Company will be obligated to pay a final payment equal to 9% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the effective interest rate method. As of December 31, 2016, the carrying value of the term loan was $30,532,783 of which $9,133,991 is classified as current portion of long-term debt and $21,398,792 as long-term debt on the consolidated balance sheets as of December 31, 2016.

In connection with entering into a credit and security agreement dated August 4, 2015, the Company incurred debt acquisition costs of $100,760.

The Company is amortizing these debt issuance costs over the estimated term of the debt using the straight-line method, which approximates the effective interest method. Total amortization expense of the debt issuance costs arising from the credit and security agreement dated August 4, 2015 was $36,607 and $12,228 for the year ended December 31, 2016 and 2015. Total amortization expense of the debt issuance costs associated with the credit and security agreement dated January 3, 2013 was $16,500 for the year ended December 31, 2014.

As of December 31, 2016, annual payments due under the Company’s 2015 term loan are as follows

Year	Aggregate Minimum Payments
2017	10,035,734
2018	11,082,176
2019	10,448,495
2020	4,383,475
Total	$35,949,880
Less interest	(2,717,097)
Less final payment	(2,700,000)
Total	$30,532,783

10.	Convertible Preferred Stock

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

Liquidation and Conversion

The Company does not currently have any holders of securities with either liquidation preferences or conversion rights as the Company’s has no shares of preferred stock issued or outstanding at December 31, 2016. Series A and Series B preferred stock issued prior to the closing of the Company’s IPO on February 18, 2014 were converted into shares of common stock on a 0.123001-for-1 basis.

11.	Preferred Stock

On February 17, 2014, the Company filed an amended and restated Certificate of Incorporation (the “Restated Certificate”) in connection with the closing of the Company’s initial public offering. As of December 31, 2016, under the Restated Certificate, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

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

On June 7, 2016, the Company completed a follow-on public offering of its common stock, which resulted in the sale of 5,900,000   shares of the Company’s common stock at a price to the public of $14.00 per share including shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

On November 15, 2016, the Company completed a follow-on public offering of its common stock, which resulted in the sale of 4,140,000 shares of the Company’s common stock at a price to the public of $18.00 per share including shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any holders of Preferred Stock. As of December 31, 2016, no dividends have been declared.

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

On September 21, 2016 the Company entered into a second amendment to its existing lease for approximately 6,748 additional square feet of rented space located in Burlington, Massachusetts. The lease began October 1, 2016 and expires on October 31, 2017. During October 2016, the Company’s lease payment for this additional space was $18,300 in incremental rent. Beginning in November 2016, through October 2017, the Company’s lease payments for the additional space will increase to $19,000 per month in incremental rental cash outflow.

The Company incurred rent expense of $668,350, $373,202, and $242,946 for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under the Company’s lease obligations are as follows:

Year	Aggregate Minimum Payments
2017	924,806
2018	758,299
2019	647,106
Total	$2,330,211

Manufacturing and Supply Agreement with Patheon U.K. Limited

In July 2015, the Company and Patheon U.K. Limited (“Patheon”) entered into a Manufacturing and Supply Agreement (the “Manufacturing Agreement”) and Technical Transfer and Service Agreement (the “Technical Transfer Agreement”) for the manufacture of Zilretta, the Company’s lead program, which is an intra-articular (IA), extended-release steroid for the treatment of osteoarthritis.

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

Future minimum payments under the Company’s agreed obligations are as follows:

Year Ending December 31,
2017	5,529,600
2018	6,266,880
2019	7,372,800
2020 and thereafter	44,236,800
Total	$63,406,080

Evonik Supply Agreement

In November 2016, the Company entered into a Supply Agreement with Evonik Corporation (“Evonik”) for the purchase of PLGA which is used in the manufacturing of potential clinical and commercial supply of Zilretta.  Pursuant to the Supply Agreement, Flexion is obligated to submit rolling monthly forecasts to Evonik for PLGA supply, a portion of which will constitute binding orders. In addition, Flexion agreed to certain minimum purchase requirements, which decrease over time, and which do not apply (i) during periods in which Evonik is in material breach of the Supply Agreement or is unable to perform its obligations due to a force majeure event, (ii) with respect to orders that Evonik is unable to supply in excess of binding orders, (iii) for orders Evonik is unable to timely deliver or does not deliver conforming product and provides a credit for such order, or (iv) during an uncured material quality failure by Evonik. Flexion agreed to purchase PLGA batches at a specified price per gram in U.S. dollars, subject to adjustment from time to time, including due to changes in price indices and in the event the initial term of the Supply Agreement is extended. The total term of the agreement is five years. Upon termination of the Supply Agreement (other than termination due to the bankruptcy of either Evonik or Flexion) Flexion is obligated to pay the costs associated with the binding supply forecast provided to Evonik.  The Supply Agreement will renew for two successive two year terms upon mutual written consent by both parties.

Southwest Research Institute License Agreement

On July 25, 2014, the Company entered into an exclusive worldwide license agreement with Southwest Research Institute (“SwRI”) with respect to the use of SwRI’s proprietary microsphere manufacturing technologies for certain steroids formulated with PLGA, including Zilretta. Under the agreement, the paid an upfront fee of $120,000 to SwRI.  In February 2017, Flexion executed an agreement with SwRI to transfer manufacturing equipment to SwRI in consideration for SwRI deeming the additional milestone payment to have been fully paid by Flexion.

14.	Stock-Based Compensation

2013 Equity Incentive Plan

On January 27, 2014, the Company’s stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”), which became effective on February 11, 2014, the date of execution of the underwriting agreement pursuant to which the Company’s common stock was priced for its initial public offering. Prior to the effective date of the 2013 Plan, the Company granted stock-based awards pursuant to the 2009 Stock Incentive Plan (the “2009 Plan), which had similar features to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation. Initially, the maximum number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2013 Plan was 2,337,616, which is the sum of (i) 1,230,012 shares, plus (ii) the number of shares remaining available for grant under the 2009 Plan, plus (iii) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2009 Plan (such as upon the expiration or termination of a stock award prior to vesting). Additionally, the number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2023, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the 2013 Plan is 4,684,989 shares. As of December 31, 2016, there were 508,882 options outstanding under the 2009 Plan.

The Company currently grants stock-based awards pursuant to the 2013 Plan. As of December 31, 2016, 1,287,381 shares were available for future issuance under the 2013 Plan. Stock option vesting typically occurs over four years for employees and directors and is at the discretion of the board of directors. Options granted have a maximum term of up to 10 years. As of December 31, 2016, there were 2,759,593 options outstanding under the 2013 Plan.

Stock Options

During the years ended December 31, 2016, 2015 and 2014, the Company granted stock options for the purchase of 1,816,575, 657,250, and 727,575 shares of common stock, respectively, to certain employees and directors. The vesting conditions for most of these awards are time-based, and the awards typically vest 25% after one year and monthly thereafter for the next 36 months, except for annual option grants to non-employee directors of the Company whose initial grants vest 25% after one year and monthly thereafter for the next 24 months and whose annual grants vest in equal monthly installments during the 12-month period following the grant date, pursuant to the Company’s Non-Employee Director Compensation Policy. Awards typically expire after 10 years.

Stock options for the purchase of 403,382 shares of common stock were granted in 2012; of these, 264,944 were granted with performance-based vesting conditions to certain executives. The options were to vest in the event of a corporate transaction with the amount to vest contingent upon the transaction. The grant date fair value of these options was $236,940. In September 2012, performance-based options for the purchase of 18,450 shares of common stock were forfeited. No expense was recognized related to these options for the year ended December 31, 2012 as the performance conditions were not considered probable of achievement at December 31, 2012. On July 16, 2013, in connection with the Company’s proposed initial public offering, the board of directors exercised its election to change the vesting conditions of these stock options from performance-based vesting to time-based vesting. As a result, these stock options now vest over a four-year period commencing effective August 29, 2012. The change in the vesting conditions was accounted for as a modification of these stock options. The modification resulted in an aggregate increase in the fair value of the options of $2,185,729, of which $481,729 was recorded as stock-based compensation expense on the modification date, July 16, 2013, and $1,704,000 was unrecognized stock-based compensation expense, which was recognized over the remaining vesting terms of the options through August 2016.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of its publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the years ended December 31, 2016, 2015 and 2014 is as follows:

	December 31,
	2016	2015	2014
Risk-free interest rates	0.74-1.75%	1.49-1.92%	1.54-2.04%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	5.6	6.0	6.0
Expected volatility	67.3-99.9%	76.4-83.9%	61.9-68.0%

The following table summarizes stock option activity for the year ended December 31, 2016:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2015	1,657	$14.28
Granted	1,816	15.43
Exercised	(30)	5.53
Cancelled	(175)	17.22
Outstanding as of December 31, 2016	3,268	$14.84
Options vested and expected to vest at December 31, 2016	2,275	$14.47
Options exercisable at December 31, 2016	1,174	$12.31

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. A total of 30,195, 109,441, and, 141 options were exercised during the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate intrinsic value of stock options exercised was $236,889, $1,584,657, and $1,476,861 for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, 2015 and 2014 the Company had options for the purchase of 3,268,475, 1,657,225, and 1,289,082 shares of common stock outstanding, with a weighted average remaining contractual term of 7.8, 7.9, and 8.1 years, respectively, and with a weighted average exercise price of $14.84, $14.28, and $10.26 per share, respectively. At December 31, 2016, 2015 and 2014 there were options for the purchase of 1,173,671, 728,621, and 450,109 shares of common stock exercisable under these stock option awards, with a weighted average remaining contractual life of 6.7, 6.9, 6.7 years , respectively, and an aggregate intrinsic value of $8,745,505, $7,714,057, and 7,489,976, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $11.50, $15.08, and $9.99, respectively.

Restricted Common Stock

The Company’s 2013 Equity Incentive Plan provides for the award of restricted stock.

As of December 31, 2016 and 2015, there were no shares related to restricted stock awards that were unvested and subject to repurchase.

As of December 31, 2016 and 2015, there were no shares related to restricted stock awards that were unvested and subject to repurchase.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options, restricted stock and shares purchased under the employee stock purchase plan for the years ended December 31, 2016, 2015 and 2014 as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Research and development	$2,340,847	$1,412,153	$684,511
General and administrative	4,428,957	3,170,526	1,766,068
	$6,769,804	$4,582,679	$2,450,579

As of December 31, 2016, unrecognized stock-based compensation expense for stock options outstanding was $15,932,348 which is expected to be recognized over a weighted average period of 3.04 years.

Restricted Stock Units

On January 4, 2016, the Company granted restricted common stock units with performance-based vesting conditions to certain executives. The restricted stock units vest, and the underlying shares of common stock become deliverable, in the event the Company receives approval from the U.S. Food and Drug Administration of a new drug application for Zilretta (the “Milestone”). Depending on when and if the Milestone is achieved, the maximum aggregate number of shares of the Company’s common stock available to be earned under the awards is 189,300 with an approximate value of $3,997,371 as of the grant date. If the Milestone is not achieved prior to July 1, 2018, the awards will not vest, will be forfeited in their entirety and no shares of common stock will be delivered. Since it is not possible for the Company to determine the probability of the performance condition being achieved, no compensation costs will be recorded until the Milestone is achieved. If the Milestone is achieved prior to the termination date, a portion of the compensation cost will be recognized immediately on the milestone achievement date based on the proportion of the service period elapsed as of that date, with the remaining compensation cost recognized over the remaining two year service period.

Employee Stock Purchase Plan

On January 27, 2014, the Company’s stockholders approved the Employee Stock Purchase Plan. A total of 209,102 shares of common stock were reserved for issuance under this plan. The Employee Stock Purchase Plan became effective on February 11, 2014, the date of execution of the underwriting agreement pursuant to which the Company’s common stock was priced for its initial public offering. During the year ended December 31, 2016 and 2015, 26,880 and 20,896 shares, respectively, were purchased by employees under the plan. Additionally, the number of shares of common stock reserved for issuance under the Employee Stock Purchase Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2023, by 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

15.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
(In thousands)	2016	2015	2014
Numerator:
Net loss	$(71,893,959)	$(46,315,451)	$(27,313,664)
Net loss:	$(71,893,959)	$(46,315,451)	$(27,313,664)
Denominator:
Weighted average common shares outstanding, basic and diluted	25,296,527	21,497,119	13,893,961
Net loss per share, basic and diluted	$(2.84)	$(2.15)	$(1.97)

Stock options for the purchase of 2,532,675, 1,655,394, and 1,185,253 weighted average shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for those periods.

16.	Income Taxes

The Company has generated losses since inception.  Accordingly, there is no tax provision or benefit for the years ended December 31, 2016, and 2015, respectively other than $14,267 related to federal tax on the Company's Security Corporation.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.0	4.9	4.7
Federal and state research and development tax credits	2.7	4.7	3.5
Change in deferred tax asset valuation allowance	(40.0)	(45.4)	(37.8)
Other	(1.7)	1.8	(4.4)
Effective income tax rate	—%	—%	—%

The Company’s net deferred tax assets consisted of the following:

	December 31,
	2016	2015
Net operating loss carryforwards	$36,880,381	$24,226,949
Research and development tax credit carryforwards	7,077,546	5,368,524
Accruals and other temporary differences	4,896,980	2,339,444
Capitalized research and development expenses, net	34,579,391	22,838,452
Total deferred tax assets	83,434,298	54,773,369
Valuation allowance	(83,434,298)	(54,773,369)
Net deferred tax asset	$—	$—

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $94,659,000 and $88,945,478, respectively, which begin to expire in 2029 for federal purposes and in 2030 for state purposes. In addition, the Company had federal and state research and development tax credit carryforwards of approximately $5,202,362 and $2,841,187, respectively, available to reduce future tax liabilities, which begin to expire in 2029 for federal purposes and 2025 for state purposes. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and capitalized research and development expenses. Management has considered the Company’s history of cumulative net losses incurred since inception, as well as its lack of commercialization of any products or generation of any revenue from product sales since inception, and determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at December 31, 2016 and 2015.

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

In addition, the company further updated its existing section 382 study through June 8, 2015. The results of this study showed that as of June 8, 2015, one additional historical ownership change within the meaning of section 382 took place. The company believes that none of its NOLs will expire as a result of these identified changes in ownership, assuming sufficient future taxable income and no future limitations. Subsequent ownership changes as defined by section 382 may potentially limit the amount of net operating loss carry forward that could be utilized annually to offset future taxable income. The company has generated losses since inception and therefore has recorded no income tax benefits for those losses due to its uncertainty of realizing a benefit from those losses.

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

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015	2014
Valuation allowance as of beginning of year	$(54,773,369)	$(33,825,873)	$(23,493,416)
Decreases recorded as benefit to income tax provision	4,771,490	2,857,886	2,020,565
Increases recorded to income tax provision	(33,432,419)	(23,805,382)	(12,353,022)
Valuation allowance as of end of year	$(83,434,298)	$(54,773,369)	$(33,825,873)

In each reporting period, the Company considers whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No liabilities for unrecognized tax benefits were recorded as of December 31, 2016 and 2015.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2013 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

17.	Quarterly Financial Data (unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Operating expenses	$16,673	$14,120	$17,435	$21,552
Net loss	(16,815)	(14,185)	(17,782)	(23,112)
Net loss per common share—basic and diluted	$(0.78)	$(0.63)	$(0.65)	$(0.79)
Weighted average common shares—basic and diluted	21,570	22,666	27,524	29,347

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Operating expenses	$9,015	$12,544	$11,026	$13,479
Net loss	(9,174)	(12,437)	(11,136)	(13,569)
Net loss per common share—basic and diluted	$(0.43)	$(0.58)	$(0.52)	$(0.63)
Weighted average common shares—basic and diluted	21,451	21,475	21,507	21,554

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2016, the end of the period covered by this report.

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

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We expect that our 2017 annual meeting of stockholders, or the Annual Meeting, will be held on or about June 15, 2017. To be considered for inclusion in the Company’s proxy materials for the Annual Meeting, stockholder proposals must be submitted in writing between the date of this Annual Report and April 19, 2017, to the attention of the Secretary of Flexion Therapeutics, Inc. at 10 Mall Road, Suite 301, Burlington, Massachusetts 01803. If stockholders wish to submit a proposal (including a director nomination) at the Annual Meeting that is not to be included in our proxy materials for the Annual Meeting, the written request must be received by the Secretary of Flexion Therapeutics, Inc. no later than the close of business on April 19, 2017. Stockholders are also advised to review our Bylaws, which contain additional requirements about advance notice of stockholder proposals and director nominations.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2017 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

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

The financial statements of Flexion Therapeutics, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2016:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March, 2017.

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

Signature	Title	Date

/s/ Michael D. Clayman, M.D.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 10, 2017
Michael D. Clayman, M.D.

/s/ Frederick W. Driscoll	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2017
Frederick W. Driscoll

/s/ Patrick J. Mahaffy	Chairman of the Board of Directors	March 10, 2017
Patrick J. Mahaffy

/s/ Scott Canute	Member of the Board of Directors	March 10, 2017
Scott Canute

/s/ Samuel D. Colella	Member of the Board of Directors	March 10, 2017
Samuel D. Colella

/s/ Heath Lukatch, Ph.D.	Member of the Board of Directors	March 10, 2017
Heath Lukatch, Ph.D.

/s/ Sandesh Mahatme	Member of the Board of Directors	March 10, 2017
Sandesh Mahatme

/s/ Ann Merrifield	Member of the Board of Directors	March 10, 2017
Ann Merrifield

/s/ Alan Milinazzo	Member of the Board of Directors	March 10, 2017
Alan Milinazzo

/s/Mark Stejbach	Member of the Board of Directors	March 10, 2017
Mark Stejbach

EXHIBIT INDEX

Unless otherwise indicated, all references to previously filed Exhibits refer to Flexion’s filings with the Securities and Exchange Commission, or SEC, under File No. 001-36287. Any Exhibit that was not previously filed is filed herewith.

Exhibit Number	Description

2017

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

10.5	Flexion Therapeutics, Inc. 2013 Employee Stock Purchase Plan (Exhibit 10.4, Registration Statement on Form S-1 (File No. 333-193233), as amended, filed on January 29, 2014)

10.6	Flexion Therapeutics, Inc. Non-Employee Director Compensation Policy, as revised (Exhibit 10.6, Annual Report on Form 10-K filed on March 11, 2016)

10.7	Amended and Restated Offer Letter between Flexion and Michael D. Clayman, M.D. (Exhibit 10.6, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

10.8	Amendment to Amended and Restated Offer Letter between Flexion and Michael D. Clayman, M.D. (Exhibit 10.7, Annual Report on Form 10-K filed on March 28, 2014)

10.9	Amended and Restated Offer Letter between Flexion and Neil Bodick, M.D., Ph.D. (Exhibit 10.7, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

10.10	Amendment to Amended and Restated Offer Letter between Flexion and Neil Bodick, M.D., Ph.D. (Exhibit 10.9, Annual Report on Form 10-K filed on March 28, 2014)

Exhibit Number	Description
10.11	Amended and Restated Offer Letter between Flexion and Fred Driscoll (Exhibit 10.9, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

10.12	Amendment to Amended and Restated Offer Letter between Flexion and Fred Driscoll (Exhibit 10.11, Annual Report on Form 10-K filed on March 28, 2014)

10.13	Flexion Therapeutics, Inc. Change in Control Bonus Plan (Exhibit 99.1, Current Report on Form 8-K filed on September 2, 2014)

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

10.20	Second Amendment of Lease, dated December 15, 2015, between Flexion and CIP II/RJK 10-20 BMR Owner, LLC (Exhibit 10.20, Annual Report on Form 10-K filed on March 11, 2016)

10.21*	Exclusive License Agreement, dated July 25, 2014, between Flexion and Southwest Research Institute (Exhibit 10.21, Annual Report on Form 10-K filed on March 11, 2016)

10.22*	Manufacturing and Supply Agreement, dated July 31, 2015, between Flexion and Patheon UK Limited (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 9, 2015)

10.23*	Technical Transfer and Service Agreement, dated July 31, 2015, between Flexion and Patheon UK Limited (Exhibit 10.2, Quarterly Report on Form 10-Q/A filed on January 26, 2016)

10.24

Credit and Security Agreement, dated August 4, 2015, between Flexion and MidCap Financial Trust, as administrative agent, and the Lenders listed on the Credit Facility Schedule attached thereto (Exhibit 10.4, Quarterly Report on Form 10-Q filed on November 9, 2015)

10.25	Third Amendment of Lease, dated May 8, 2016, between Flexion and CIP II/RJK 10-20 BMR Owner, LLC (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 3, 2016)

10.26	Fourth Amendment of Lease, dated June 29, 2016, between Flexion and CIP II/RJK 10-20 BMR Owner, LLC (Exhibit 10.2, Quarterly Report on Form 10-Q filed August 3, 2016)

10.27	Fifth Amendment of Lease, dated July 21, 2016, between Flexion and CIP II/RJK 10-20 BMR Owner, LLC (Exhibit 10.3, Quarterly Report on Form 10-Q filed August 3, 2016

10.28	Sixth Amendment of Lease, dated September 21, 2016, between Flexion and CIP II/RJK 10-20 BMR Owner, LLC (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 7, 2016)

10.29	Supply Agreement, dated November 10, 2016, between Flexion and Evonik Corporation

Exhibit Number	Description
10.30	Amendment to Exclusive License Agreement, dated February 7, 2017, between Flexion and Southwest Research Institute (Exhibit 10.30, Annual Report on Form 10-K filed on March 10, 2017)

21.1	Subsidiaries of Flexion Therapeutics, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (reference is made to the signature page thereto)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.