Form 10-Q
period 2017-03-31
Flexion Therapeutics Inc
filed 2017-05-05
CIK 1419600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 1, 2017 the registrant had 31,757,692 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$42,921	$30,915
Marketable securities	142,896	174,688
Prepaid expenses and other current assets	4,307	3,790
Total current assets	$190,124	$209,393
Property and equipment, net	11,841	11,664
Long-term investments	1,728	4,725
Restricted cash	600	480
Total assets	$204,293	$226,262
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,210	$2,161
Accrued expenses and other current liabilities	5,815	6,245
Current portion of long-term debt	9,967	9,134
Total current liabilities	$17,992	$17,540
Long-term debt	19,908	21,399
Other long-term liabilities	294	291
Total liabilities	$38,194	$39,230
Commitments and contingencies
Preferred Stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2017 and December 31, 2016 and 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	—	-
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,752,692 and 31,667,469 shares issued and outstanding, at March 31, 2017 and December 31, 2016, respectively	32	32
Additional paid-in capital	401,694	398,757
Accumulated other comprehensive income	(62)	(71)
Accumulated deficit	(235,565)	(211,686)
Total stockholders’ equity	166,099	187,032
Total liabilities and stockholders’ equity	$204,293	$226,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$—
Operating expenses:
Research and development	10,756	11,981
General and administrative	13,026	4,692
Total operating expenses	23,782	16,673
Loss from operations	(23,782)	(16,673)
Other income (expense):
Interest income	557	336
Interest expense	(632)	(276)
Other income (expense), net	(22)	(202)
Total other income (expense)	(97)	(142)
Net loss	$(23,879)	$(16,815)
Net loss per share basic and diluted	$(0.75)	$(0.78)
Weighted average common shares outstanding, basic and diluted	31,704	21,570
Other comprehensive (loss) income:
Unrealized gains from available-for-sale securities, net of tax of $0	9	(89)
Total other comprehensive (loss) income	9	(89)
Comprehensive loss	$(23,870)	$(16,904)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(23,879)	$(16,815)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	453	186
Stock-based compensation expense	2,378	1,641
Amortization of premium (discount) on marketable securities	155	196
Other non-cash charges	11	9
Loss on disposal of fixed assets	—	2,278
Premium paid on securities purchased	(264)	—
Changes in operating assets and liabilities:
Accounts receivable	—	39
Prepaid expenses, other current and long-term assets	(517)	(572)
Accounts payable	138	(1,009)
Accrued expenses and other current and long-term liabilities	131	51
Net cash used in operating activities	(21,394)	(13,996)
Cash flows from investing activities
Purchases of property and equipment	(1,018)	(3,094)
Change in restricted cash	(120)	—
Purchases of marketable securities	(25,450)	(3,006)
Sale and redemption of marketable securities	60,328	16,097
Discount received on securities purchased	29	—
Net cash provided by investing activities	33,769	9,997
Cash flows from financing activities
Payment of debt issuance costs	—	(42)
Payments on notes payable	(833)	—
Payments of public offering costs	(95)	—
Proceeds from the exercise of stock options	559	—
Net cash used in financing activities	(369)	(42)
Net increase (decrease) in cash and cash equivalents	12,006	(4,041)
Cash and cash equivalents at beginning of period	30,915	62,944
Cash and cash equivalents at end of period	$42,921	$58,903
Supplemental disclosures of cash flow information:
Cash paid for interest	$469	$237
Supplemental disclosures of non-cash financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$234	$2,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Overview and Nature of the Business

Flexion Therapeutics, Inc. (“Flexion” or the “Company”) was incorporated under the laws of the state of Delaware on November 5, 2007. Flexion is a specialty pharmaceutical company focused on the development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis (“OA”), a type of degenerative arthritis. In May 2016, the U.S Food and Drug Administration, or FDA, informed us that the safety and efficacy data from the registration program for ZilrettaTM (FX006), our lead investigational product candidate, were acceptable to support the submission of a new drug application, or NDA. In December 2016, we submitted the NDA for Zilretta, and in February 2017, we announced that the FDA accepted the Zilretta NDA for filing and has established a user fee goal date under the Prescription Drug User Fee Act, or PDUFA, of October 6, 2017.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and March 31, 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (“GAAP”) for consolidated financial information including the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017.

The information presented in the condensed consolidated financial statements and related notes as of March 31, 2017, and for the three months ended March 31, 2017 and March 31, 2016, is unaudited.  The December 31, 2016 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any future period.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of March 31, 2017 and December 31, 2016, the Company had cash, cash equivalents, marketable securities, and long-term investments of approximately $187,545,000 and $210,328,000, respectively.  Management believes that current cash, cash equivalents and marketable securities on hand at March 31, 2017, together with the gross proceeds of our offering of approximately $201 million described in note twelve, should be sufficient to fund operations for at least the next twelve months from the date of these financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations, to fund increased research and development costs in order to seek approval for commercialization of its product candidates, and to successfully commercialize Zilretta, if approved. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for the Company to perform the research and development activities required to develop and seek approval for commercialization of the Company’s product candidates, to establish a commercial infrastructure in order to generate future revenue streams, and to successfully commercialize Zilretta, if approved.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. Given the Company has a full valuation against its deferred tax assets and liabilities, the impact of adopting this guidance was not material to the Company’s financial statements.

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

In March 2016, the FASB released ASU 2016-09, which amends ASC Topic 718, Compensation-Stock Compensation, to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting.  The update revises requirements in the following areas:  minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities.  For public companies, the new rules will become effective for annual reporting periods beginning after December 15, 2016, and interim reporting periods within such annual period.  The Company adopted this guidance beginning on January 1, 2017 and no longer records stock compensation expense net of forfeitures.  The Company adopted this guidance using a modified retrospective approach to reflect forfeitures as they occurred in the total stock based compensation expense recorded in the Company’s financial statements. The impact of this adoption was not material to the Company’s financial statements.

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

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Securities Corporation, Inc. The Company has eliminated all intercompany transactions for the three months ended March 31, 2017 and the year ended December 31, 2016.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2017 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$33,035	$—	$33,035
Marketable securities	—	144,624	—	144,624
	$—	$177,659	$—	$177,659

	Fair Value Measurements as of December 31, 2016 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$9,830	$—	$9,830
Marketable securities	—	179,414	—	179,414
	$—	$189,244	$—	$189,244

As of March 31, 2017 and December 31, 2016, the Company’s cash equivalents that are invested in money market funds are valued based on Level 2 inputs. The Company measures the fair value of marketable securities, which consist of U.S. government obligations, commercial paper, and corporate bonds, using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the three months ended March 31, 2017 and year ended December 31, 2016, there were no transfers between Level 1, Level 2, and Level 3.

The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.

The Company has a term loan outstanding under its 2015 credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank (the “2015 term loan”).  The amount outstanding on its 2015 term loan is reported at its carrying value in the accompanying balance sheet. The Company determined the fair value of the 2015 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2015 term loan was valued using Level 2 inputs as of March 31, 2017 and December 31, 2016. The result of the calculation yielded a fair value that approximates its carrying value.

4. Marketable Securities

As of March 31, 2017 and December 31, 2016 the fair value of available-for-sale marketable securities by type of security was as follows:

	March 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations	$58,012	$—	$(26)	$57,986
Commercial Paper	11,521	—	—	11,521
Corporate bonds	75,153	5	(41)	75,117
	$144,686	$5	$(67)	$144,624

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$7,769	$—	$—	$7,769
U.S. Government obligations	75,524	5	(12)	75,517
Corporate Bonds	96,193	1	(66)	96,128
	$179,486	$6	$(78)	$179,414

As of March 31, 2017 and December 31, 2016, marketable securities consisted of approximately $142,896,000 and $174,688,000, respectively, of investments that mature within twelve months and approximately $1,728,000 and $4,725,000, respectively, of investments that mature within seventeen months.

5. Property and Equipment, Net

Property and equipment, net, as of March 31, 2017 and December 31, 2016 consisted of the following:

(In thousands)	March 31, 2017	December 31, 2016
Manufacturing equipment	$10,373	$10,099
Computers, office equipment, and minor computer software	659	573
Software	434	434
Construction—in progress	1,495	1,254
Furniture and fixtures	426	402
Leasehold improvements	283	278
	13,670	13,040
Less: Accumulated depreciation	(1,829)	(1,376)
Total property and equipment, net	$11,841	$11,664

Depreciation expense for the three months ended March 31, 2017 and 2016 was approximately $453,000 and $186,000, respectively.  No property and equipment was disposed of during the three months ended March 31, 2017.  Construction in progress is primarily comprised of amounts related to equipment purchased for the Company’s portfolio expansion efforts.

       .

6.	Prepaid Expenses, Other Current Assets, and Other Assets

Prepaid expenses and other current assets and other assets consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Prepaid expenses	$1,578	$1,085
Security Deposits	2,099	2,099
Interest receivable on marketable securities	629	605
Employee advances	1	1
Total prepaid expenses and other current assets	$4,307	$3,790

On December 1, 2016, Flexion paid a refundable NDA fee in the amount of $2,038,100 to the FDA. The Company evaluated each of the published criteria to qualify for a waiver and concluded all criteria were met and thus, obtaining a refund of the fee was probable. As of March 31, 2017 and December 31, 2016 the NDA fee was classified as a deposit in other current assets.  On April 20, 2017 we were informed by the FDA that our NDA fee waiver was approved and the NDA fee would be refunded.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	March 31, 2017	December 31, 2016
Research and Development	$1,140	$1,606
Payroll and other employee-related expenses	1,495	3,393
Professional services fees	2,146	926
Other	877	159
Interest expense	157	161
Total accrued expenses and other current liabilities	$5,815	$6,245

8. Stock-Based Compensation

Stock Option Valuation

The fair value of each of the Company’s stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The Company currently estimates its expected stock volatility based on the historical volatility of its publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly-traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017	2016
Risk-free interest rates	2.23-2.29%	1.39-1.90%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.0	6.1
Expected volatility	71.0-71.6%	83.8-84.1%

The following table summarizes stock option activity for the three months ended March 31, 2017:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	3,268	$14.84
Granted	280	19.74
Exercised	(59)	9.47
Cancelled	(23)	17.86
Outstanding as of March 31, 2017	3,466	$16.20
Options vested and expected to vest at March 31, 2017	3,466	$16.20
Options exercisable at March 31, 2017	1,337	$13.28

Approximately 189,300 outstanding restricted stock units (“RSUs”) are included in outstanding at March 31, 2017.  The RSUs are performance based awards which will only begin vesting if and when a specified corporate performance based milestone is achieved. No outstanding performance awards were vested as of March 31, 2017.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. A total of approximately 59,000 options, with an aggregate intrinsic value of approximately $666,000, were exercised during the three months ended March 31, 2017.

At March 31, 2017 and 2016, there were options for the purchase of approximately 3,466,000 and 2,176,000 shares of the Company’s common stock outstanding, respectively, with a weighted average remaining contractual term of 8.2 years and with a weighted average exercise price of $16.20 and $15.16 per share, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2017 and 2016 was $12.70 and $12.82, respectively.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options for the three months ended March 31, 2017 and 2016 as follows:

	Three months ended March 31,
(In thousands)	2017	2016
Research and development	$879	$537
General and administrative	1,499	1,104
	$2,378	$1,641

As of March 31, 2017 unrecognized stock-based compensation expense for stock options outstanding was approximately $22,088,000, which was expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Units

On January 4, 2016, the Company granted RSUs with performance and time-based vesting conditions to certain executives.  These RSUs vest, and the underlying shares of common stock become deliverable, in the event the Company receives approval from the U.S. Food and Drug Administration (“FDA”) of a new drug application (“NDA”) for Zilretta (the “Milestone”).  Depending on when and if the Milestone is achieved, the maximum aggregate number of shares of the Company’s common stock available to be earned under these awards is 189,300 with an approximate value of $3,997,000 as of the grant date.  The amount of earned shares decreases the longer it takes to achieve the Milestone. If the Milestone is not achieved prior to July 1, 2018, these awards will not vest, will be forfeited in their entirety and no shares of common stock will be delivered.  Since it is not possible for the Company to determine the probability of the performance condition being achieved, no compensation costs will be recorded until the Milestone is achieved.  If the Milestone is achieved prior to the termination date, compensation costs will be recognized over the remaining requisite service period of these awards, beginning on the Milestone achievement date.

9. Net Loss per Share

Basic and diluted net loss per share was calculated as follows for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
(In thousands)	2017	2016
Numerator:
Net loss	$(23,879)	$(16,815)
Net loss:	$(23,879)	$(16,815)
Denominator:
Weighted average common shares outstanding, basic and diluted	31,704	21,570
Net loss per share, basic and diluted	$(0.75)	$(0.78)

Stock options and RSUs representing 3,504,000 and 2,378,000 weighted average shares of common stock were excluded from the computation of diluted net loss per share for the three months ended March 31, 2017 and 2016, respectively. These equity awards were excluded from the computations because the awards had an anti-dilutive impact due to the net loss incurred for those periods.

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

The credit and security agreement also contains certain representations, warranties, and covenants of the Company as well as a material adverse event clause. As of March 31, 2017, the Company was compliant with all covenants.

Borrowings under the credit facility accrue interest monthly at a fixed interest rate of 6.25% per annum. Following an interest-only period of 19 months, principal will be due in 36 equal monthly installments commencing March 1, 2017 and ending February 1, 2020 (the “maturity date”). Upon the maturity date, the Company will be obligated to pay a final payment equal to 9% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the effective interest rate method. As of March 31, 2017, the carrying value of the term loan was approximately $29,875,000, of which $9,967,000 was due within 12 months and $19,908,000 was due in greater than 12 months.

In connection with the credit and security agreement, the Company incurred debt issuance costs totaling approximately $150,000. These costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method.  The Company deducted the debt issuance costs from the carrying amount of the debt as of March 31, 2017 and December 31, 2016.

As of March 31, 2017, annual principal and interest payments due under the 2015 term loan are as follows:

Year	Aggregate Minimum Payments (in thousands)
2017	$8,734
2018	11,082
2019	10,448
2020	4,383
Total	$34,647
Less interest	(2,072)
Less final payment	(2,700)
Total	$29,875

11. Foreign Currency

The Company maintains a bank account denominated in British Pounds.  All foreign currency payables and cash balances are measured at the applicable exchange rate at the end of the reporting period.  All associated gains and losses from foreign currency transactions are reflected in the consolidated statements of operations.  Foreign currency losses for the three months ended March 31, 2017 were $0.1 million, compared to zero for the three months ended March 31, 2016.

12. Subsequent Event

On May 2, 2017, the Company completed an offering of convertible senior notes with a principal amount of $175 million maturing in 2024.  In addition, the initial buyers exercised their option to purchase approximately $26 million of additional principal of the notes. The notes are general unsecured obligation of the Company and will accrue interest at a rate of  3.375%, payable semiannually in arrears.  The notes will be convertible, at the option of the holders if the Company’s stock maintains a price of 130% or greater of the conversion price for a specified period, into cash, shares of the Company’s common stock, or a combination of cash and shares, as determined by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 10, 2017.

Forward-Looking Statements

This discussion and analysis contains “forward-looking statements” that is statements related to future, not past, events – as defined in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act that reflect our current expectations regarding future development activities, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by and information currently available to our management. Forward looking statements, include any statement that does not directly related to a current historical fact. The Company has tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, a type of degenerative arthritis, referred to as OA.

In May 2016, the U.S Food and Drug Administration, or FDA, informed us that the safety and efficacy data from the registration program for ZilrettaTM (FX006), our lead investigational product candidate, were acceptable to support the submission of a new drug application, or NDA. In December 2016, we submitted the NDA for Zilretta, and in February 2017, we announced that the FDA accepted the Zilretta NDA for filing and has established a user fee goal date under the Prescription Drug User Fee Act, or PDUFA, of October 6, 2017.

We were incorporated in Delaware in November 2007, and to date we have devoted substantially all of our resources to developing our product candidates, including conducting clinical trials with our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From our inception through March 31, 2017, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and, to a lesser extent, debt financing. From our inception through March 31, 2017, we have raised $422.3 million from such transactions, including from our initial and follow-on public offerings. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

Zilretta —Late Stage Candidate for Intra-articular Therapy for Patients with Moderate to Severe OA Pain

Zilretta is an injectable, extended-release, intra-articular, or IA, meaning “in the joint,” steroid that we are developing as a treatment for patients with moderate to severe OA pain. We specifically designed Zilretta to combine a commonly administered steroid, triamcinolone acetonide, or TA, with poly lactic-co-glycolic acid, referred to as PLGA, with the goal of providing extended therapeutic concentrations in the joint and persistent analgesic effect. Zilretta is intended to address the limitations of current IA therapies by providing extended, local analgesia while avoiding systemic side effects, which are effects that can occur throughout the body as a result of drug that is released from the site of injection into circulating blood. To date, we have completed seven clinical trials, and more than 800 patients with OA of the knee have been treated with Zilretta. The overall frequency of treatment-related adverse events in these trials has been similar to those observed with placebo and no drug-related serious adverse events have been reported. Both the magnitude and duration of pain relief provided by Zilretta in clinical trials have been shown to be clinically meaningful with the magnitude of pain relief amongst the largest seen to date in OA clinical trials.

Based on the strength of our pivotal and other clinical trials, we believe that Zilretta has the potential to address a significant unmet medical need for OA pain management by providing safe, effective and extended pain relief. Zilretta is an injectable, IA, extended-release investigational treatment for patients with moderate to severe OA pain, and we believe it is uniquely distinguished by the following attributes:

•	significant improvements in validated OA specific measures compared to the current injectable standard of care,

•	significant pain relief against placebo as measured by the weekly mean of the Average Daily Pain, or ADP, score in the phase 3 trial:
•	demonstrating at week 12, the primary endpoint, at p value of <0.0001, 2 sided
•	at each week beginning at week1 and continuing through week 16
•	demonstrating, on average, an approximately 50 percent reduction in pain from baseline over weeks 1 through 12
•	persistent therapeutic concentrations of drug in the joint and durable efficacy,
•	statistically significant (p<0.05, 2-sided) reduction in the rise of blood glucose compared to that observed following immediate-release TA injection in Type 2 diabetic patients who also have knee OA,
•	reduced rescue medicine consumption compared with placebo and immediate-release TA, and
•	an acceptable safety profile with limited systemic exposures and the potential for fewer serious side effects compared to oral treatment options for OA pain.
•	amongst the largest analgesic effects seen in OA clinical trials.

In December 2016, we submitted the NDA for Zilretta, and in February 2017, we announced that the FDA accepted the Zilretta NDA for filing and has established a user fee goal date under the Prescription Drug User Fee Act, or PDUFA, of October 6, 2017.  Additionally, there has been strong enrollment in our clinical trial to evaluate the safety of repeat administration of Zilretta in patients with OA of the knee. The repeat dose study is expected to be fully enrolled in the second half of 2017, and the data readout is anticipated in 2018.

Financial Overview

Revenue

We have not generated any revenue since our inception. We do not have any products approved for sale, and we do not expect to generate any revenue from the sale of products in the near future. In the future, if our research and development efforts result in clinical success and regulatory approval, we may generate revenue from the sales of our product candidates, including Zilretta, or we may generate revenue from licensing rights to our product candidates to third parties. If we fail to complete the development of Zilretta or other product candidates, our ability to generate future revenue and our results of operations and financial position will be adversely affected.

Operating Expenses

The majority of our operating expenses to date have been related to the development activities of Zilretta.

Research and Development Expenses

Since our inception, we have focused our resources on our development activities, including: preclinical studies, clinical trials, and chemistry, manufacturing, and controls, or (CMC). Our development expenses consist primarily of:

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,
(In thousands)	2017	2016
Direct research and development expenses by program:
Zilretta	$4,772	$8,108
FX007	—	205
Portfolio expansion	328	97
Other	234	138
Total direct research and development expenses	5,334	8,548
Personnel and other costs	5,422	3,433
Total research and development expenses	$10,756	$11,981

The Company previously performed research and development for the U.S. Department of Defense under a cost reimbursable grant for a Phase 2 clinical trial investigating Zilretta in active military and medically retired veterans with post-traumatic knee OA Reimbursements were recorded as an offset to research and development expenses when invoices for allowable costs were prepared and submitted to the U.S. Department of Defense. Due to the challenges of enrolling military personnel with post-traumatic knee OA, we discontinued this Phase 2 trial and terminated the grant.  Payments under cost reimbursable grants with agencies of the U.S. government were provisional payments subject to adjustment upon audit by the U.S. government. We were reimbursed for approximately $757,000 under the grant.

Our research and development expenses are expected to increase in the foreseeable future. Specifically, our costs associated with Zilretta will increase as we conduct additional clinical trials, make initial investments for commercial product supply, and further the manufacturing process in anticipation of validation and commercialization, including the costs for the build-out of the portion of the dedicated manufacturing facility with our contract manufacturer, Patheon UK Limited, or Patheon. Evonik Corporation, or Evonik, our supplier of PLGA for Zilretta, had previously manufactured finished drug product for our Zilretta clinical trial materials; however, in early 2016 we decided to use Patheon as our sole supplier of Zilretta finished drug product for clinical trials and commercial supply.  We impaired approximately $2,265,000 in manufacturing equipment located at the Evonik facility, resulting in a loss of $2,180,000 which was recorded in research and development expenses for the three months ended March 31, 2016.

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

We anticipate that our general and administrative expenses will increase in the future as we continue to build our corporate and commercial infrastructure to support the continued development and potential launch of Zilretta or any other product candidates. Additionally, we anticipate increased expenses related to the audit, legal and compliance, regulatory, investor relations and tax-related services associated with maintaining compliance with the Securities and Exchange Commission and Nasdaq requirements and healthcare laws and compliance requirements, director and officer insurance premiums and other costs associated with operating as a publicly-traded company.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash and cash equivalents balances and our marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense. We have borrowed $30.0 million under our 2015 term loan facility, and we incur interest related to this borrowing at a fixed rate of 6.25% per annum. We expect to incur future interest expense related to this borrowing until February 1,

2020, as well as interest expense related to the convertible senior notes issued on May 2, 2017 as disclosed in footnote twelve in these financial statements.

Foreign currency gain (loss). We maintain a bank account denominated in British Pounds.  All foreign currency payables and cash balances are measured at the applicable exchange rate at the end of the reporting period.  All associated gains and losses from foreign currency transactions are reflected in the consolidated statements of operations, within other income and expense.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2017 and 2016

The following tables summarize our results of operations for the three months ended March 31, 2017:

	Three Months Ended March 31,
(In thousands)	2017	2016	Change	% Increase/ (Decrease)
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	10,756	11,981	(1,225)	(10.2)%
General and administrative	13,026	4,692	8,334	177.6%
Total operating expenses	23,782	16,673	7,109	42.6%
Loss from operations	(23,782)	(16,673)	(7,109)	42.6%
Other income (expense):
Interest income	557	336	221	65.8%
Interest expense	(632)	(276)	(356)	129.0%
Other expense	(22)	(202)	180	(89.1)%
Total other income (expense)	(97)	(142)	45	(31.7)%
Net loss	$(23,879)	$(16,815)	$(7,064)	42.0%

Research and Development Expenses

	Three Months Ended March 31,
(In thousands)	2017	2016
Direct research and development expenses by program:
Zilretta	$4,772	$8,108
FX007	—	205
Portfolio expansion	328	97
Other	234	138
Total direct research and development expenses	5,334	8,548
Personnel and other costs	5,422	3,433
Total research and development expenses	$10,756	$11,981

Research and development expenses were $10.8 million and $12.0 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in research and development expenses year over year of $1.2 million was primarily due to the $2.3 million loss recorded on the disposal of manufacturing equipment for the three months ended March 31, 2016, a $1.0 million decrease in development expenses for Zilretta, including CMC and clinical trial costs, and a $0.2 million decrease related to the termination of the FX007 program. This decrease was offset by an increase of $2.0 million in personnel and other employee-related costs for additional headcount and stock compensation expense, and an increase of $0.3 million in preclinical expenses related to our portfolio expansion and other program costs.

General and Administrative Expenses

General and administrative expenses were $13.0 million and $4.7 million for the three months ended March 31, 2017 and 2016, respectively. The increase in general and administrative expenses of $8.3 million was primarily due to additional costs associated with building a commercial infrastructure to effectively support the potential commercialization of Zilretta, including increases in public relations and promotional expenses, market research expenses, and salary and related costs associated with additional headcount cost related to the creation of commercial marketing and sales capabilities, and stock compensation expense.

Other Income (Expense)

Interest income was $0.6 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.   The increase in interest income was primarily due to an increase in average investment balance yield during 2017.

Interest expense was $0.6 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.    The increase in interest expense for the three months ended March 31, 2017 was primarily due to interest incurred on the $30 million borrowed under our 2015 term loan.

Liquidity and Capital Resources

To date, we have not generated any revenue and have incurred losses since our inception in 2007. As of March 31, 2017, we had an accumulated deficit of $235.6 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt and convertible debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through March 31, 2017, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and, to a lesser extent, debt financing. From our inception through March 31, 2017, we have raised $422.3 million from such transactions, including amounts from our initial and follow-on public offerings during 2014 and 2016. As of March 31, 2017, we had cash and cash equivalents of $42.9 million and marketable securities of $144.6 million. Based on our current operating plan we anticipate that our existing cash, cash equivalents and marketable securities, together with the gross proceeds of approximately $201 million from our recent convertible debt offering, will fund our operations for at least the next twelve months from the date of issuance of these financial statements. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

The following table shows a summary of our cash flows for each of the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows used in operating activities	$(21,394)	$(13,996)
Cash flows provided by investing activities	33,769	9,997
Cash flows used in financing activities	(369)	(42)
Net increase (decrease) in cash and cash equivalents	$12,006	$(4,041)

Net Cash Used in Operating Activities

Operating activities used $21.4 million of cash in the three months ended March 31, 2017. The cash flow used in operating activities resulted primarily from our net loss of $23.9 million for the period and cash used for changes in our operating assets and liabilities of $0.2 million, partially offset by non-cash charges of $2.7 million. Our non-cash charges consisted primarily of $2.4 million of stock-based compensation expense and $0.6 million of depreciation and amortization.  Net cash used for changes in our operating assets and liabilities consisted primarily of a $0.5 million increase in our prepaid expenses and other current assets due primarily to insurance costs, partially offset by an increase of $0.3 million in accounts payable and accrued expenses.

Operating activities used $14.0 million of cash in the three months ended March 31, 2016. The cash flow used in operating activities resulted primarily from our net loss of $16.8 million for the period and cash used for changes in our operating assets and liabilities of $1.5 million, partially offset by non-cash charges of $4.3 million. Our non-cash charges consisted primarily of $1.6 million of stock-based compensation expense and $2.3 million of loss related to the disposal of our fixed assets ($2.2 million at Evonik), and $0.4 million of depreciation and amortization. Net cash used for changes in our operating assets and liabilities consisted primarily of a $0.6 million increase in prepaid expenses and other current assets due primarily to insurance costs and a decrease of $1.0 million in accounts payable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $33.8 million in the three months ended March 31, 2017. Net cash used in investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $60.3 million, partially offset by cash used to purchase marketable securities of $25.5 million.  In addition, $1.0 million of cash was used to purchase manufacturing equipment.

Net cash used in investing activities was $10.0 million in the three months ended March 31, 2016. Net cash used in investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $16.1 million, partially offset by cash used to purchase marketable securities of $3.0 million. In addition, $3.1 million of cash was used to purchase property and equipment.

Net Cash Used in Financing Activities

Financing activities used $0.4 million for the three months ended March 31, 2017.   Net cash used in financing activities in the three months ended March 31, 2017 consisted of $0.8 million related to the payment of principal on our 2015 term loan and $0.1 million in public offering expenses incurred as part of our November 2016 equity offering, partially offset by $0.6 million received from the exercise of stock options.

Net cash used in financing activities in the three months ended March 31, 2016 was less than $0.1  million and consisted of payment of debt issuance costs.

Contractual Obligations

In February 2017, we and Alexandria Real Estate Equities, Inc. entered into a five year lease for laboratory space located in Woburn, Massachusetts with a total cash obligation of approximately $0.9 million.  There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Most of our transactions are conducted in the U.S. dollar. We do have certain agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of March 31, 2017 we had approximately $0.4 million in payables to vendors denominated in currencies other than the U.S. dollar. A hypothetical 10% change in foreign exchange rates would not have a material effect on the value of our liability.  As of March 31, 2017, we also had approximately $7.2 million in cash denominated in British Pounds.  A hypothetical 10% change in foreign exchange rates would result in either a $0.5 million increase, in the event the U.S. dollar strengthens relative to the British Pound, or a $0.6 million decrease, in the event the U.S. dollar weakens relative to the British Pound, of cash denominated in British Pounds.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2017, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2017 we had cash, cash equivalents and marketable securities of $187.5 million and working capital of $172.1 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital requirements for at least the next twelve months from the issuance date of these financial statements, including through the Prescription Drug User Fee Act, or PDUFA, action goal date of our NDA for Zilretta. Regardless of our expectations as to how long our cash, cash equivalents and marketable securities will fund our operations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect or the FDA could impose additional or different clinical development requirements on us prior to approving an NDA for Zilretta. In any event, we may require additional capital prior to commercializing Zilretta or any of our other product candidates.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit number	Description of document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Amended and Restated Investor Rights Agreement, dated December 3, 2012, by and among the Registrant and certain of its stockholders.

4.3(2)	Conversion, Amendment and Waiver Agreement, dated January 27, 2014, by and among the Registrant and certain of its stockholders.

10.1	Sixth Amendment of Lease, dated September 21, 2016, between the Registrant and CIP II/RJK 10-20 BMR Owner, LLC.

10.2	Amended Non-Employee Director Compensation Policy, dated March 15, 2017.

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 19, 2014.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-193233), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flexion Therapeutics, Inc.

Date: May 5, 2017	By:	/s/ Michael D. Clayman
Michael D. Clayman
Chief Executive Officer
(Principal Financial Officer)