Form 10-Q
period 2018-03-31
Flexion Therapeutics Inc
filed 2018-05-08
CIK 1419600

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 1, 2018, the registrant had 37,636,890 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$147,304	$127,789
Marketable securities	224,338	264,589
Accounts receivable, net	2,397	410
Inventories	2,525	1,799
Prepaid expenses and other current assets	4,023	3,403
Total current assets	$380,587	$397,990
Property and equipment, net	10,964	11,189
Long-term investments	4,938	31,538
Restricted cash	600	600
Total assets	$397,089	$441,317
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,420	$6,222
Accrued expenses and other current liabilities	11,060	14,383
Current portion of long-term debt	9,967	9,967
Total current liabilities	$24,447	$30,572
Long-term debt, net	10,612	12,936
2024 convertible notes, net	138,983	137,107
Other long-term liabilities	440	428
Total liabilities	$174,482	$181,043
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2018 and December 31, 2017 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,632,589 and 37,610,897 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	38	38
Additional paid-in capital	613,881	609,810
Accumulated other comprehensive loss	(576)	(407)
Accumulated deficit	(390,736)	(349,167)
Total stockholders’ equity	222,607	260,274
Total liabilities and stockholders’ equity	$397,089	$441,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue
Product revenue, net	$2,194	$—
Operating expenses:
Cost of sales	2,698	—
Research and development	11,551	10,756
Selling, general and administrative	26,899	13,026
Total operating expenses	41,148	23,782
Loss from operations	(38,954)	(23,782)
Other income (expense):
Interest income	1,161	557
Interest expense	(3,919)	(632)
Other income (expense)	143	(22)
Total other income (expense)	(2,615)	(97)
Net loss	$(41,569)	$(23,879)
Net loss per common share, basic and diluted	$(1.10)	$(0.75)
Weighted average common shares outstanding, basic and diluted	37,620	31,704
Other comprehensive (loss) income:
Unrealized (losses) gains from available-for-sale securities, net of tax of $0	(169)	9
Total other comprehensive (loss) income	(169)	9
Comprehensive loss	$(41,738)	$(23,870)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2015	21,570	$22	$243,853	$(97)	$(139,792)	$103,986
Issuance of common stock net of issuance costs	10,040	10	147,491			147,501
Issuance of common stock for equity awards	30	—	167			167
Employee Stock Purchase Plan	27	—	476			476
Stock-based compensation expense			6,770			6,770
Net loss					(71,894)	(71,894)
Other comprehensive income				26		26
Balance at December 31, 2016	31,667	$32	$398,757	$(71)	$(211,686)	$187,032
Issuance of common stock net of issuance costs	5,520	$6	$132,171			132,177
Issuance of common stock for equity awards	334		$3,858			3,858
Employee Stock Purchase Plan	90	—	1,016			1,016
Stock-based compensation expense	—		11,542			11,542
Portion of convertible debt proceeds allocated to equity component			62,466			62,466
Net loss	—			0	(137,481)	(137,481)
Other comprehensive loss	—			(336)		(336)
Balance at December 31, 2017	37,611	$38	$609,810	$(407)	$(349,167)	$260,274
Issuance of common stock for equity awards	22	—	414			$414
Stock-based compensation expense			3,657			3,657
Net loss					(41,569)	(41,569)
Other comprehensive loss				(169)		(169)
Balance at March 31, 2018	37,633	$38	$613,881	$(576)	$(390,736)	$222,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(41,569)	$(23,879)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	563	453
Stock-based compensation expense	3,657	2,378
Other non-cash charges	—	11
Amortization of (discount) premium on marketable securities	(230)	155
Amortization of debt discount and debt issuance costs	1,884	—
Premium paid on securities purchased	(3)	(264)
Changes in operating assets and liabilities:
Accounts receivable	(1,987)	—
Inventory	(726)	—
Prepaid expenses, other current and long-term assets	(620)	(517)
Accounts payable	(2,806)	138
Accrued expenses and other current and long-term liabilities	(3,144)	131
Net cash used in operating activities	(44,981)	(21,394)
Cash flows from investing activities
Purchases of property and equipment	(334)	(1,018)
Purchases of marketable securities	(32,546)	(25,421)
Sale and redemption of marketable securities	99,462	60,328
Net cash provided by investing activities	66,582	33,889
Cash flows from financing activities
Payments on notes payable	(2,500)	(833)
Payments of public offering costs	—	(95)
Proceeds from the exercise of stock options	414	559
Net cash used in financing activities	(2,086)	(369)
Net increase in cash, cash equivalents, and restricted cash	19,515	12,126
Cash, cash equivalents, and restricted cash at beginning of period	128,389	31,395
Cash, cash equivalents, and restricted cash at end of period	$147,904	$43,521
Supplemental disclosures of cash flow information:
Cash paid for interest	$326	$469
Supplemental disclosures of non-cash financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$13	$234

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Overview and Nature of the Business

Flexion Therapeutics, Inc. (“Flexion” or the “Company”) was incorporated under the laws of the state of Delaware on November 5, 2007. Flexion is a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, or OA, a type of degenerative arthritis. The Company has an approved product, ZILRETTA®, which it markets in the United States.  ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA related knee pain. ZILRETTA is a non-opioid therapy that employs Flexion’s proprietary microsphere technology to provide pain relief for over 12 weeks.  ZILRETTA is not intended for repeat administration, as the efficacy and safety of repeat administration of ZILRETTA have not been evaluated. The Company also has an additional product candidate (FX201) in development for OA.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (“GAAP”) for consolidated financial information including the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2018.

The information presented in the condensed consolidated financial statements and related notes as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, is unaudited.  The December 31, 2017 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any future period.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of March 31, 2018, the Company had cash, cash equivalents, marketable securities, and long-term investments of approximately $376.6 million. Management believes that current cash, cash equivalents and marketable securities on hand at March 31, 2018 should be sufficient to fund operations for at least the next twelve months from the issuance date of these financial statements. The future viability of the Company may be dependent on its ability to raise additional capital to finance its operations, including to support the commercialization of ZILRETTA and fund increased research and development costs in order to seek approval and commercialize its product candidates. The Company may not be able to obtain financing on acceptable terms, or at all. If the Company is unable to obtain funding on a timely basis the Company may need to curtail its operations, including the commercialization of ZILRETTA and research and development activities, which could adversely affect its prospects.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted

In January 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in the statement of operations. This new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The Company adopted ASU 2016-01 on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of cash flows (Topic 230) (“ASU 2016-15”), to increase the consistency of presentation in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The Company adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of cash flows (Topic 230): Restricted Cash (“ASU 2016-18”), to provide specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash equivalents. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018. As a result of the adoption of ASU 2016-18, $0.6 million and $0.5 million of restricted cash was included in the beginning-of-period cash and cash equivalents amount shown on the statement of cash flows for the three months ended March 31, 2018 and 2017, respectively, and $0.6 million of restricted cash was included in the end-of-period cash and cash equivalents amount shown on the statement of cash flows for the three months ended March 31, 2018 and 2017.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”) Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company adopted ASU 2016-18 on January 1, 2018 and it will be applied prospectively to an award modified on or after the adoption date.

Accounting Standards Recently Issued

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and liabilities, including operating leases, on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02. The Company is still evaluating whether there are other existing contracts that may become leases under the new lease standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements.

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Securities Corporation, Inc. The Company has eliminated all intercompany transactions for the three months ended March 31, 2018 and the year ended December 31, 2017.

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

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract with a customer under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product revenue, see Product Revenue, Net (below).

Product Revenue, Net— The Company sells ZILRETTA to its customers who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. In addition to distribution agreements with customers, the Company enters into arrangements with government payers that provide for government mandated rebates and chargebacks with respect to the purchase of ZILRETTA.

The Company recognizes revenue on product sales when the customer obtains control of the Company's product, which occurs at a point in time (upon delivery to the customer). The Company has determined that the delivery of ZILRETTA to its customers constitutes a single performance obligation.  There are no other promises to deliver goods or services beyond what is specified in each accepted customer order.  The Company has assessed the existence of a significant financing component in the agreements with its customers.  The trade payment terms with customers do not exceed one year and therefore the Company has elected to apply the practical expedient and no amount of consideration has been allocated as a financing component.  Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2018 and, therefore, the transaction price was not reduced further during the three months ended March 31, 2018. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s original estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such changes in estimates become known.

Trade Discounts and Allowances—The Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through March 31, 2018, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.

Product Returns— Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date.  The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as within accrued expenses and other current liabilities, net on the condensed consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has not received any returns to date and believes that returns of ZILRETTA will be minimal.

The Company’s limited right of return allows for eligible returns of ZILRETTA in the following circumstances:

•Shipment errors that were the result of an error by the Company;

•Quantity delivered that is greater or less than the quantity ordered;

•Product distributed by the Company that is damaged in transit prior to receipt by the customer;

•

Expired product, previously purchased directly from the Company, that is returned during the period beginning three months prior to the product’s expiration date and ending three months after the product’s expiration date;

•Product subject to a recall; and

•Product that the Company, at its sole discretion, has specified to be returned.

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

Government Rebates— The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company anticipates its exposure to utilization from the Medicare Part D coverage gap discount program to be immaterial.  For Medicaid programs, the Company estimates the portion of sales attributed to Medicaid patients and records a liability for the rebates to be paid to the respective state Medicaid programs.  The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

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

To date, the Company’s only source of product revenue has been from the U.S. sales of ZILRETTA, which it began shipping to customers in October 2017.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2018:

(In thousands)	Trade Discounts, Allowances and Government chargebacks	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2017	$60	$15	$2	$77
Provision related to sales in the current year	186	49	12	247
Credit and payments made	(94)	—	—	(94)
Balance as of March 31, 2018	$152	$64	$14	$230

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The most significant estimates in these condensed consolidated financial statements include estimates related to revenue, useful lives with respect to long-lived assets, such as property and equipment and leasehold improvements, accounting for stock-based compensation, and accrued expenses, including clinical research costs. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2018 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$127,468	$—	$127,468
Marketable securities	—	229,276	—	229,276
	$—	$356,744	$—	$356,744

	Fair Value Measurements as of December 31, 2017 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$109,196	$—	$109,196
Marketable securities	—	296,127	—	296,127
	$—	$405,323	$—	$405,323

As of March 31, 2018 and December 31, 2017 the Company’s cash equivalents that are invested in money market funds and overnight repurchase contracts are valued based on Level 2 inputs. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the three months ended March 31, 2018 and year ended December 31, 2017, there were no transfers between Level 1, Level 2, and Level 3. Amortization and accretion of discounts and premiums are recorded in other income.

The Company has a term loan outstanding under its 2015 credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank (the “2015 term loan”).  The amount outstanding on its 2015 term loan is reported at its carrying value in the accompanying balance sheet. The Company determined the fair value of the 2015 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2015 term loan was valued using Level 2 inputs as of March 31, 2018 and December 31, 2017. The result of the calculation yielded a fair value that approximates its carrying value.

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

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading.  The market for trading of the 2024 Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.  The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $226.6 million at March 31, 2018.

4. Marketable Securities

As of March 31, 2018 and December 31, 2017 the fair value of available-for-sale marketable securities by type of security was as follows:

	March 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	22,383	—	—	22,383
U.S. government obligations	$84,254	$—	$(156)	$84,098
Corporate bonds	123,218	—	(423)	122,795
	$229,855	$—	$(579)	$229,276

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$22,436	$—	$—	$22,436
U.S. government obligations	121,470	$—	(136)	121,334
Corporate bonds	152,630	$—	(273)	152,357
	$296,536	$—	$(409)	$296,127

As of March 31, 2018 and December 31, 2017, marketable securities consisted of approximately $224.3 and $264.6 million, respectively, of investments that mature within twelve months and approximately $4.9 million and $31.5 million, respectively of investments that mature after one year but within two years or less from the balance sheet date.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets and other assets consisted of the following as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Prepaid expenses	$3,288	$2,359
Deposits	66	66
Interest receivable on marketable securities	669	978
Total prepaid expenses and other current assets	$4,023	$3,403

6. Inventory

Inventory consisted of the following as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Raw materials	$780	$928
Work in process	711	746
Finished goods	1,034	125
Total inventories	$2,525	$1,799

Inventory acquired prior to receipt of the marketing approval for ZILRETTA, totaling approximately $3.7 million, was expensed as research and development expense as incurred. The Company began to capitalize the costs associated with the production of ZILRETTA upon receipt of FDA approval of ZILRETTA on October 6, 2017.

Finished goods manufactured by the Company have a shelf life of approximately 24 months from the date of manufacture.

The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life.  During the three months ended March 31, 2018, the Company expensed $2.7 million to cost of sales primarily for fixed overhead costs related to the operation of the facility at Patheon. The Company determined that no write-downs to inventory for potentially excess, dated or obsolete inventory were required.

7. Property and Equipment, Net

Property and equipment, net, as of March 31, 2018 and December 31, 2017 consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Computer and office equipment	$1,124	$1,124
Manufacturing equipment	11,827	11,780
Furniture and fixtures	456	456
Software	434	434
Leasehold improvements	478	474
Construction—in progress	592	305
	14,911	14,573
Less: Accumulated depreciation	(3,947)	(3,384)
Total property and equipment, net	$10,964	$11,189

Depreciation expense for the three months ended March 31, 2018 and 2017 was approximately $0.6 million and $0.5 million, respectively.  No property and equipment was disposed of during the three months ended March 31, 2018. Construction in progress consists of equipment purchased for the Company’s portfolio expansion efforts, as well as leasehold improvements related to the second floor space expansion of the Company’s Burlington, Massachusetts headquarters.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Research and development	$788	$969
Payroll and other employee-related expenses	4,168	9,309
Professional services fees	2,163	2,591
Interest expense	2,933	1,249
Accrual for employee stock purchase plan	704	141
Other	304	124
Total accrued expenses and other current liabilities	$11,060	$14,383

9. Debt

Term Loan

On August 4, 2015, the Company entered into a credit and security agreement with MidCap Financial Trust, as agent, and MidCap Financial Funding XIII Trust and Silicon Valley Bank, as lenders, (the “Lenders”), to borrow up to $30.0 million in term loans. The Company concurrently borrowed an initial term loan of $15.0 million under the facility. The Company granted the Lenders a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed under the credit facility. The Company agreed not to encumber any of its intellectual property without the Lenders’ prior written consent. The Company also agreed to maintain a balance in cash or cash equivalents at Silicon Valley Bank equal to the principal balance of the loan plus 5% for so long as the Company maintains any cash or cash equivalents in non-secured bank accounts.

On July 22, 2016, the Company borrowed the remaining $15.0 million under the credit and security agreement, in the form of a second term loan.  The second term loan is subject to the same credit terms as the initial term loan under the facility.

The credit and security agreement also contains certain representations, warranties, and covenants of the Company as well as a material adverse event clause. As of March 31, 2018, the Company was compliant with all covenants.

Borrowings under the credit facility accrue interest monthly at a fixed interest rate of 6.25% per annum. Following an interest-only period of 19 months, principal will be due in 36 equal monthly installments commencing March 1, 2017 and ending February 1, 2020 (the “maturity date”). Upon the maturity date, the Company will be obligated to pay a final payment equal to 9% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the straight line method, which approximates the effective interest method. As of March 31, 2018, the carrying value of the term loan was approximately $20.6 million, of which $10.0 million was due within 12 months and $10.6 million was due in greater than 12 months.

In connection with the credit and security agreement, the Company incurred debt issuance costs totaling approximately $150,000. These costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method.  The Company deducted the debt issuance costs from the carrying amount of the debt as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, annual principal and interest payments due under the 2015 term loan are as follows:

Year	Aggregate Minimum Payments (in thousands)
2018	8,256
2019	10,449
2020	4,383
Total	$23,088
Less interest	(1,278)
Less unamortized portion of final payment	(1,231)
Total	$20,579

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

Debt discount and issuance costs of $68.9 million are being amortized to interest expense over the life of the 2024 Convertible Notes using the effective interest rate method. As of March 31, 2018, the stated interest rate was 3.375%, and the effective interest rate was 9.71%. Interest expense related to the 2024 Convertible Notes for the three months ended March 31, 2018 was $3.4 million, including $1.7 million related to amortization of the debt discount.

The table below summarizes the carrying value of the 2024 Convertible Notes as of March 31, 2018:

(in thousands)
Gross proceeds	$201,250
Portion of proceeds allocated to equity component (additional paid-in capital)	(64,541)
Debt issuance costs	(6,470)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,075
Amortization of debt discount and debt issuance costs	6,669
Carrying value 2024 Convertible Notes	$138,983

10. Stock-Based Compensation

Stock Option Valuation

The fair value of each of the Company’s stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The Company currently estimates its expected stock volatility based on the historical volatility of its publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly-traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017
Risk-free interest rates	2.72-2.74%	2.23-2.29%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.0	6.0
Expected volatility	71.4-71.5%	71.0-71.6%

The following table summarizes stock option activity for the three months ended March 31, 2018:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	3,800	$17.75
Granted	672	22.33
Exercised	(22)	19.18
Cancelled	(46)	20.07
Outstanding as of March 31, 2018	4,404	$18.42
Options vested and expected to vest at March 31, 2018	4,404	$18.42
Options exercisable at March 31, 2018	1,889	$15.42

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. Options to purchase a total of approximately 22,000 shares of the Company’s common stock, with an aggregate intrinsic value of approximately $0.2 million, were exercised during the three months ended March 31, 2018.

At March 31, 2018 and 2017, there were options for the purchase of approximately 4,404,000  and 3,466,000 shares of the Company’s common stock outstanding, respectively, with a weighted average remaining contractual term of 8.1 years and 8.2, respectively, and with a weighted average exercise price of $18.42 and $16.20 per share, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2018 and 2017 was $14.48 and $12.70, respectively.

Restricted Stock Units

On January 4, 2016, the Company granted 189,300 restricted stock units (“RSUs”) with performance and time-based vesting conditions to certain executives. These RSUs began vesting, and the underlying shares of common stock became deliverable, beginning when ZILRETTA was approved (the “Milestone”).  The number of shares that vest varies based on the timing of achieving the Milestone. As a result of the Milestone being achieved on October 6, 2017, the number of shares of the Company’s common stock earned under these awards was 122,800, subject to ongoing employment with the Company for a period of 2 years. The 122,800 shares had an approximate value of $2.2 million as of the original grant date of which $1.6 million was recognized in the fourth quarter of 2017 upon achieving the Milestone and the remaining $0.6 million will be recognized over a period of two years.

On February 1, 2018, the Company awarded 209,366 RSUs to employees at an average grant date fair value of $22.31 per share. The RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee's continued employment with, or services to, the Company on each vesting date. Compensation expense is recognized on a straight-line basis.

The following table summarizes the RSU activity for the three months ended March 31, 2018:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2017	82	$16.43
Granted	209	22.31
Cancelled	(3)	22.31
Vested/Released	—	—
Nonvested Balance as of March 31, 2018	288	$21.07

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs and shares purchased under the employee stock purchase plan for the three months ended March 31, 2018 and 2017 as follows:

	Three months ended March 31,
(In thousands)	2018	2017
Research and development	$1,150	$879
Selling, general and administrative	2,507	1,499
	$3,657	$2,378

As of March 31, 2018, unrecognized stock-based compensation expense for stock options outstanding was approximately $31.6 million which is expected to be recognized over a weighted average period of 3.0 years. As of March 31, 2018, unrecognized stock-based compensation expense for RSUs outstanding was $4.9 million which is expected to be recognized over a period of 3.5 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
(In thousands)	2018	2017
Numerator:
Net loss	$(41,569)	$(23,879)
Net loss:	$(41,569)	$(23,879)
Denominator:
Weighted average common shares outstanding, basic and diluted	37,620	31,704
Net loss per share, basic and diluted	$(1.10)	$(0.75)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	For the three months ended March 31,
	2018	2017
Shares issuable upon conversion of the 2024 Convertible Notes	7,515	—
Stock options	4,264	3,315
Restricted stock units	218	189
Total	11,997	3,504

12. Commitments and Contingencies

Operating Leases

Burlington Lease

In May 2013, the Company entered into a lease for office space in Burlington, Massachusetts (the “Lease”). The term of the Lease was for 42 months with minimum monthly lease payments beginning at $17,588 per month and escalating over the lease term.  In July 2015, the Company amended the Lease to add approximately 4,700 square feet of additional office space, with the option to lease an additional 5,400 square feet in the same building in Burlington, Massachusetts. In addition, at the time, the Company leased approximately 6,700 square feet of temporary space for use prior to delivery of the additional space.  This amendment also extended the term of the Lease through October 31, 2019.  On September 30, 2015, the Company exercised its option for the additional 5,400 square feet of office space.  On September 21, 2016, the Company entered into another amendment to extend the Lease for the 6,700 square feet of temporary space until October 31, 2017.

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

On October 6, 2017, the Company exercised its option for an additional 6,450 square feet of space, and the term for the space commenced in April 2018.  The Company has approximately 36,500 square feet of office space in Burlington, Massachusetts under a lease term expiring on October 31, 2023. In addition to the base rent for the office space, which increases over the term of the amended Lease, the Company is responsible for its share of operating expenses and real estate taxes.

Woburn Lease

In February 2017, the Company entered into a five-year lease for laboratory space located in Woburn, Massachusetts with a monthly lease payment of approximately $15,000, which increases over the term of the lease, plus a share of operating expenses.  The total cash obligations for the term of the lease are approximately $0.9 million.

Future minimum lease payments under the Company’s lease obligations are as follows:

Year	Aggregate Minimum Payments (in thousands)
2018	1,033
2019	1,491
2020	1,533
2021	1,576
2022	1,447
2023	1,203
Total	$8,283

Manufacturing and Supply Agreement with Patheon U.K. Limited

In July 2015, the Company and Patheon U.K. Limited (“Patheon”) entered into a Manufacturing and Supply Agreement (the “Manufacturing Agreement”) and Technical Transfer and Service Agreement (the “Technical Transfer Agreement”) for the manufacture of ZILRETTA.

Patheon agreed in the Technical Transfer Agreement to undertake certain transfer activities and construction services needed to prepare Patheon’s United Kingdom facility for the commercial manufacture of ZILRETTA in dedicated manufacturing suites. The Company provided Patheon with certain equipment and materials necessary to manufacture ZILRETTA and pays Patheon a monthly fee for such activities and reimburses Patheon for certain material, equipment and miscellaneous expenses and additional services.

The initial term of the Manufacturing Agreement is 10 years from approval by the U.S. Food and Drug Administration, or FDA, of the Patheon manufacturing suites for ZILRETTA, or until October 6, 2027. The Company pays a monthly base fee to Patheon for the operation of the manufacturing suites and a per product fee for each vial based upon a forecast of commercial demand. The Company also reimburses Patheon for purchases of materials and equipment made on its behalf, certain nominal expenses and additional services. The Manufacturing Agreement will remain in full effect unless and until it expires or is terminated. Upon termination of the Manufacturing Agreement (other than termination by Flexion in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), Flexion will be obligated to pay for the costs incurred by Patheon associated with the removal of our manufacturing equipment and for Patheon’s termination costs up to a capped amount.

Future minimum payments under the Company’s agreed obligations are as follows:

Year	Aggregate Minimum Payments
2018	$5,362
2019	8,410
2020	8,410
2021	8,410
2022	8,410
2023 and thereafter	25,231
Total	$64,233

Evonik Supply Agreement

In November 2016, the Company entered into a Supply Agreement with Evonik Corporation (“Evonik”) for the purchase of PLGA which is used in the manufacturing of clinical and commercial supply of ZILRETTA.  Pursuant to the Supply Agreement, Flexion is obligated to submit rolling monthly forecasts to Evonik for PLGA supply, a portion of which will constitute binding orders. In addition, Flexion agreed to certain minimum purchase requirements, which decrease over time, and which do not apply (i) during periods in which Evonik is in material breach of the Supply Agreement or is unable to perform its obligations due to a force majeure event, (ii) with respect to orders that Evonik is unable to supply in excess of binding orders, (iii) for orders Evonik is unable to timely deliver or does not deliver conforming product and provides a credit for such order, or (iv) during an uncured material quality failure by Evonik. Flexion agreed to purchase PLGA batches at a specified price per gram in U.S. dollars, subject to adjustment from time to time, including due to changes in price indices and in the event the initial term of the Supply Agreement is extended. The total term of the agreement is five years. Upon termination of the Supply Agreement (other than termination due to the bankruptcy of either Evonik or Flexion) Flexion is obligated to pay the costs associated with the binding supply forecast provided to Evonik.  The Supply Agreement will renew for two successive two year terms upon mutual written consent by both parties.

FX201 Related Agreements

In December 2017, the Company entered into a definitive agreement with GeneQuine Biotherapeutics GmbH (“GeneQuine”) to acquire the global rights to FX201. As part of the asset purchase transaction with GeneQuine, the Company made an upfront payment to GeneQuine of $2 million.  The Company may also be required to make additional milestone payments during the development of FX201, including up to $8.7 million through Phase 2 proof of concept (PoC) and, following successful PoC, up to an additional $54 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired, and recognized as research and development expense in December 2017 as the FX201 product candidate had not been commercially approved, and had no alternative future use. Future milestone payments earned prior to regulatory approval of FX201 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned upon regulatory approval would be recognized as an intangible asset and amortized to expense over the estimated life of FX201. As of March 31, 2018, none of the future milestone payments owed under the arrangement was probable of being achieved. As part of the transaction, the Company became the direct licensee of certain underlying Baylor College of Medicine (Baylor) patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires the Company to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, the Company also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of pre-clinical and initial clinical supplies of FX201.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 8, 2018.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, a type of degenerative arthritis, referred to as OA.

On October 6, 2017, the U.S Food and Drug Administration, or FDA, approved our product, ZILRETTA, for marketing in the United States.  ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA related knee pain. ZILRETTA is a non-opioid therapy that employs our proprietary microsphere technology to provide pain relief for over 12 weeks. ZILRETTA is not intended for repeat administration, as the efficacy and safety of repeat administration of ZILRETTA have not been evaluated. We also have an additional product candidate (FX201) in development for OA.

We were incorporated in Delaware in November 2007, and to date we have devoted substantially all of our resources to developing our product candidates, including conducting clinical trials with our product candidates, preparing for and undertaking the commercialization of ZILRETTA, providing general and administrative support for these operations and protecting our intellectual property. From our inception through March 31, 2018, we have raised approximately $756 million and funded our operations primarily through the sale of our common stock, convertible preferred stock, convertible debt, and debt financing. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

ZILRETTA® Updates

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

With respect to ZILRETTA clinical trials, we have recently provided the following updates:

•

In January 2018, we reported initial data from our ongoing study to evaluate the safety of repeat administration of ZILRETTA. Those results showed that of the 205 evaluable patients, 95% (195/205) experienced clinical benefit by week 12 following the initial injection of ZILRETTA and 92% (179/195) of eligible patients went on to receive a second dose of ZILRETTA between weeks 12 and 24. In April, we reported additional results from this study in a poster presentation at the Osteoarthritis Research Society International (OARSI) 2018 World Congress. These data showed:

o	the magnitude and duration of pain relief in patients with osteoarthritis (OA) of the knee are in line with the results seen in pivotal Phase 3 trial;

o	average time to second dose was more than 16 weeks;
o	74% (133/179) of subjects received a second administration of ZILRETTA between Weeks 16 and 24; and
o	Results show robust response in “real-world” patient group that includes those with Kellgren-Lawrence Grade 4 OA, the most radiographically severe form of the disease.

The topline study results are expected in the third quarter of 2018.

•

In January 2018, we fully enrolled our study to evaluate the pharmacokinetics of concurrent administration of ZILRETTA in bilateral knee OA. Topline results from this study are anticipated by the end of the second quarter of 2018.

•

In March 2018, we delivered two data presentations at the American Academy of Orthopaedic Surgeons (AAOS) 2018 Annual Meeting, and a separate poster presentation was delivered at the American Pain Society (APS) Annual Scientific Meeting.

o

At AAOS, we presented a post-hoc analysis which demonstrated ZILRETTA’s potential to provide effective pain relief regardless of prior IA corticosteroid use and the results of an analysis which showed treatment with ZILRETTA led to improvements on health-related quality of life in patients with knee OA.

o

At APS, we presented an analysis of assay sensitivity in clinical instruments used to assess pain. The post-hoc study evaluated the sensitivity of the Average Daily Pain, or ADP, and WOMAC-A instruments used in the Phase 3 trial of ZILRETTA. The analysis suggested that trial and instrument characteristics may produce variability in assessment of pain responses, and the authors recommended considering these observations when evaluating the magnitude of analgesic benefit observed between active therapies and defining the primary end-point in future trials.

•	In April 2018, the Journal of Bone and Joint Surgery (Vol 100 (8) pp 666 – 677) published the full results from the pivotal Phase 3 trial which served as the basis of ZILRETTA’s approval.
•

Also in April 2018, we presented positive results from a post-hoc analysis of patients with unilateral knee OA in a poster session at the Academy of Managed Care Pharmacy (AMCP) Annual Meeting.  Results indicated that ZILRETTA provided significant improvement in ADP-intensity at Week 12 compared with placebo (P<0.0001) and TAcs (P<0.01). ZILRETTA treated patients also appeared to have sustained response over placebo and TAcs with respect to improvements in the WOMAC pain, stiffness, and physical function, and Knee Injury and OA Outcome Score Quality of Life, or KOOS-QOL, subscale scores at Weeks 4, 8, and 12 (P<0.05 for all instruments).

•

In May 2018, we initiated an open-label study assessing the effect of the administration of a single IA injection of ZILRETTA on synovitis in patients with OA of the knee. Patients will undergo initial ultrasound examination and MRI with contrast of the index knee on baseline and then return at Weeks 6 and 24 for MRI and other assessments. The study is expected to enroll over approximately 6 months and topline results are anticipated in 2019.

In March, the Centers for Medicare and Medicaid Services, or CMS, issued a product-specific C code for ZILRETTA (C9469) for Medicare claims in the hospital outpatient setting, which became effective April 1, 2018. In addition, in April, CMS issued a product-specific Q code for ZILRETTA (Q9993), which takes effect July 1, 2018. Q9993 will serve as a temporary universal code covering Medicare claims for ZILRETTA in all settings until a dedicated J code is in place. Furthermore, in May, CMS included ZILRETTA on its list of products that have been recommended for a dedicated J code, effective January 1, 2019. CMS is scheduled to hold a public hearing in May, and the final list of new J codes for 2019 is anticipated to be published in Q4 of 2018. We estimate that approximately half of the market for ZILRETTA is covered by Medicare, and with product-specific reimbursement codes, such as C, Q and J codes, Medicare claims are generally adjudicated more expeditiously than under the manual review process required with a miscellaneous code. Once effective, dedicated J codes are also utilized by commercial payers.

As part of the commercialization of ZILRETTA, we are closely monitoring the launch, and focus on a number of quantitative metrics. Since launching ZILRETTA in November 2017, our Musculoskeletal Business Managers, or MBMs, have called on approximately 8,500 out of the approximately 10,500 target prescribers in around 3,700 accounts in our target list.  The number of target prescribers increased from 9,500 to 10,500, and the number of target accounts increased from 3,500 to 3,700 during the first quarter, as our MBMs identified additional prescribers and accounts in their respective territories.  In addition, since launch, our MBMs and Field Access Managers conducted in-depth discussions around reimbursement or product preparation training at approximately 1,600 accounts and approximately 1,480 accounts have gained experience with ZILRETTA through either purchases or samples.  Of the accounts that purchased ZILRETTA, around 40% placed a reorder for additional product. On the payer front, we engaged approximately 40 key commercial insurers that represent roughly 207 million covered lives and greater than 95% of the benefits verifications processed through our FlexForward service have confirmed coverage of ZILRETTA.

Pipeline Updates

FX201 – Intraarticular Therapy for the Treatment of OA

FX201 is a pre-clinical stage, intra-articular (IA) gene therapy candidate which is designed to induce the production of human interleukin-1 receptor antagonist (IL-1Ra), whenever inflammation is present within the joint. Based on strong preclinical data, a single injection of FX201 could potentially enable expression of IL-1Ra in an osteoarthritic joint for at least a year. By controlling chronic inflammation for extended periods of time, we believe FX201 holds the potential to both reduce OA pain and potentially modify disease. We acquired the rights to FX201 via a definitive agreement with GeneQuine Biotherapeutics GmbH, or GeneQuine, and have an exclusive license to the underlying intellectual property rights for human use of FX201 from Baylor College of Medicine in Houston, Texas.

In April 2018, we announced the presentation of positive preclinical data supporting the FX201 program in an oral session at the OARSI 2018 World Congress. Key findings from the study showed that animal subjects receiving the murine equivalent of FX201 were observed to have a reduced sensitivity to pain compared to the placebo group. Macroscopic and histological cartilage analyses in the equine study favored FX201 over control, a finding that may be indicative of an effect on disease modification in human OA.  No significant biodistribution outside the target joint tissues was observed.

These data were shared with the FDA as part of a pre-Investigational New Drug (IND) meeting, and based on the discussion and pending successful results from additional preclinical and GLP toxicology studies, we anticipate filing an IND and initiating first in human clinical trials in 2019.

FX101

FX101 (fluticasone extended-release) was a preclinical product candidate intended to provide at least six months of pain relief for patients with OA.  Based on the results of pre-clinical studies, we determined that FX101 would not meet our defined target product profile, and in March 2018, we announced our decision to discontinue the program.

Financial Overview

Revenue

Net product sales consist of sales of ZILRETTA, which was approved by the FDA on October 6, 2017 and launched in the United States in October 2017.  We had not generated any revenue prior to the launch of ZILRETTA.

Cost of Sales

Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of ZILRETTA.  Cost of sales also includes period costs related to certain inventory manufacturing services, inventory adjustment charges, and unabsorbed manufacturing and overhead costs, as well as any write-offs of inventory that fails to meet specifications or is otherwise no longer suitable for commercial manufacture. Product sold during the three months ended March 31, 2018 was manufactured and previously charged to research and development expense prior to FDA approval of ZILRETTA and therefore is not included in cost of sales during the period.

Research and Development Expenses

Our development activities include: preclinical studies, clinical trials, and chemistry, manufacturing, and controls, or CMC activities. Our development expenses consist primarily of:

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,
(In thousands)	2018	2017
Direct research and development expenses by program:
ZILRETTA	$4,069	$4,772
Portfolio expansion	761	328
Other	327	234
Total direct research and development expenses	5,157	5,334
Personnel and other costs	6,394	5,422
Total research and development expenses	$11,551	$10,756

Our research and development expenses are expected to increase in the foreseeable future. Specifically, our costs will increase as we conduct additional clinical trials for ZILRETTA and conduct further developmental activities for our portfolio.

We cannot determine with certainty the duration of and completion costs associated with ongoing and future clinical trials or the associated regulatory approval process, post-marketing development of ZILRETTA or development of any product candidates in our pipeline. The duration, costs and timing associated with the further development of ZILRETTA or the development of other product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials. As a result of these uncertainties, we are currently unable to estimate with any precision our future research and development expenses for expanded indications for ZILRETTA or any product candidates in our pipeline, or when we may generate sufficient revenue to achieve a positive cash flow position.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, related benefits, travel expenses and stock-based compensation of our executive, finance, business development, commercial, information technology, legal and human resources functions. Other selling, general and administrative expenses include an allocation of facility-related costs, patent filing expenses, and professional fees for legal, consulting, auditing and tax services.

We anticipate that our selling, general and administrative expenses will increase in the future as we continue to build our corporate and commercial infrastructure to support the continued development and commercialization of ZILRETTA or any other product candidates. In particular, we expect to incur material and ongoing increases in selling, general and administrative expenses related to the commercialization of ZILRETTA, including external marketing spend and the operation of our field sales force. Additionally, we anticipate increased expenses related to the audit, legal and compliance, regulatory, investor relations and tax-related services associated with maintaining compliance with the SEC and Nasdaq requirements and healthcare laws and compliance requirements, director and officer insurance premiums and other costs associated with operating as a publicly-traded company.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2018 and 2017

The following tables summarize our results of operations for the three months ended March 31, 2018:

	Three Months Ended March 31,
(In thousands)	2018	2017	Change	% Increase/ (Decrease)
Revenue	$2,194	$—	$2,194	NM
Operating expenses:
Cost of sales	2,698	—	2,698	NM
Research and development	11,551	10,756	795	7.4%
Selling, general and administrative	26,899	13,026	13,873	106.5%
Total operating expenses	41,148	23,782	17,366	73.0%
Loss from operations	(38,954)	(23,782)	(15,172)	63.8%
Other income (expense):
Interest income	1,161	557	604	108.4%
Interest expense	(3,919)	(632)	(3,287)	520.1%
Other expense	143	(22)	165	(750.0)%
Total other income (expense)	(2,615)	(97)	(2,518)	2595.9%
Net loss	$(41,569)	$(23,879)	$(17,690)	74.1%

Product Revenue

We began commercially selling ZILRETTA within the United States in October 2017, following FDA approval on October 6, 2017.  For the three months ended March 31, 2018, we recorded $2.2 million of net product revenue.  For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Cost of Sales

Cost of sales was $2.7 million for the three months ended March 31, 2018, consisting primarily of fixed overhead costs related to the operation of the facility at Patheon. Product sold during the three months ended March 31, 2018 was manufactured and previously charged to research and development expense prior to FDA approval of ZILRETTA and therefore is not included in cost of sales during the period.

Research and Development Expenses

	Three Months Ended March 31,
(In thousands)	2018	2017	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$4,069	$4,772	$(703)	(14.7)%
Portfolio expansion	761	328	433	132.0%
Other	327	234	93	39.7%
Total direct research and development expenses	5,157	5,334	(177)	(3.3)%
Personnel and other costs	6,394	5,422	972	17.9%
Total research and development expenses	$11,551	$10,756	$795	7.4%

Research and development expenses were $11.6 million and $10.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase in research and development expenses of $0.8 million was primarily due to an increase of $1.0 million in personnel and other employee-related costs for additional headcount and stock compensation expense, as well as a $0.5 million increase in preclinical expenses related to our portfolio expansion and other program costs, offset by a $0.7 million decrease in development expenses for ZILRETTA, including CMC and clinical trial costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $26.9 million and $13.0 million for the three months ended March 31, 2018 and 2017, respectively. Selling expenses were $17.6 million and $5.2 million for the three months ended March 31, 2018 and 2017.  The increase in selling expenses year over year of $12.4 million was primarily due to salary and related costs associated with additional headcount and costs related to the creation of commercial marketing and sales capabilities.  The increase in general and administrative expenses of $1.5 million was primarily due to salary and related costs associated with additional headcount and increased stock compensation expense.

Other Income (Expense)

Interest income was $1.2 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. The increase in interest income was primarily due to an increase in average investment balance and yield during 2017.

Interest expense was $3.9 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. The increase in interest expense for the three months ended March 31, 2018 was primarily due to interest incurred on the 2024 Convertible Notes.

Liquidity and Capital Resources

As March 31, 2018, we had generated $2.2 million in product revenue and had incurred losses since our inception in 2007. As of March 31, 2018, we had an accumulated deficit of $390.7 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt and convertible debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through March 31, 2018, we have funded our operations primarily through the sale of our common stock and convertible preferred stock, convertible debt, and venture debt financing. From our inception through March 31, 2018, we had raised approximately $756 million from such transactions, including amounts from our initial and follow-on public offerings during 2014, 2016 and 2017 as well as our 2024 Convertible Notes issuance in 2017. As of March 31, 2018, we had cash and cash equivalents of $147.3 million and marketable securities of $229.3 million.  Based on our current operating plan we anticipate that our existing cash, cash equivalents and marketable securities will fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this report. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

The following table shows a summary of our cash flows for each of the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows used in operating activities	$(44,981)	$(21,394)
Cash flows provided by investing activities	66,582	33,889
Cash flows used in financing activities	(2,086)	(369)
Net increase in cash and cash equivalents	$19,515	$12,126

Net Cash Used in Operating Activities

Operating activities used $45.0 million of cash in the three months ended March 31, 2018. The cash flow used in operating activities resulted primarily from our net loss for the period of $41.6 million and changes in our operating assets and liabilities of $9.3 million, partially offset by non-cash charges of $5.9 million. Changes in our operating assets and liabilities consisted primarily of a $2.0 million increase in accounts receivable, a $0.7 million increase in inventory, and a $0.6 million increase in prepaid expenses and other current assets, as well as a decrease of $6.0 million in accounts payable and accrued expenses. Our non-cash charges consisted primarily of $3.7 million of stock-based compensation expense, $1.9 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, and $0.6 million of depreciation, offset by $0.2 million of amortization and accretion related to our investments.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $66.6 million in the three months ended March 31, 2018. Net cash provided by investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $99.5 million, partially offset by cash used to purchase marketable securities of $32.5 million.  In addition, $0.3 million of cash was used to purchase manufacturing equipment.

Net cash provided by investing activities was $33.9 million in the three months ended March 31, 2017. Net cash used in investing activities consisted primarily of cash received from the redemption and sale of marketable securities of $60.3 million, partially offset by cash used to purchase marketable securities of $25.4 million. In addition, $1.0 million of cash was used to purchase manufacturing equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities was $2.1 million for the three months ended March 31, 2018.   Net cash used in financing activities in the three months ended March 31, 2018 consisted primarily of $2.5 million related to the payment of principal on our 2015 term loan, partially offset by $0.4 million received from the exercise of stock options.

Financing activities used $0.4 million for the three months ended March 31, 2017. Net cash used in financing activities in the three months ended March 31, 2017 consisted of $0.8 million related to the payment of principal on our 2015 term loan and $0.1 million in public offering expenses incurred as part of our November 2016 equity offering, partially offset by $0.6 million received from the exercises of stock options.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2017. For further information regarding our contractual obligations and commitments, see Note 12, Commitments and Contingencies to our unaudited consolidated financial statements included elsewhere in this report.

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

Convertible Notes

On May 2, 2017, we issued $201.3 million aggregate principal amount of 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.375% per year, payable semi-annually in arrears on May and November 1st of each year. The 2024 Convertible Notes will mature on May 1, 2024, unless repurchased or converted earlier. The 2024 Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election (subject to certain limitations in the 2015 term loan), at a conversion rate of approximately 37.3413 shares of common stock per $1,000 principal amount of the 2024 Convertible Notes, which corresponds to a conversion price of approximately $26.78 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $19.72 on May 2, 2017, the date the 2024 Convertible Notes offering was priced. As of May 2, 2017, the fair value of the 2024 Convertible Notes was $136.7 million. Our 2024 Convertible Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the 2024 Convertible Notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair value of our 2024 Convertible Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $226.6 million at March 31, 2018.

Foreign Currency Exchange

Most of our transactions are conducted in the U.S. dollar. We do have certain agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of March 31, 2018 we had no payables to vendors denominated in currencies other than the U.S. dollar, therefore a hypothetical 10% change in foreign exchange rates would have no effect on the value of our liabilities.  As of March 31, 2018, we had approximately $0.1 million in cash denominated in British Pounds.  A hypothetical 10% change in foreign exchange rates would result in an immaterial change in the amount of cash denominated in British Pounds.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive and financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2018, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

You should consider carefully the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K filed on March 8, 2018. The risks and uncertainties below are those identified by us as material, but there are also additional risks and uncertainties that we are unaware of that may become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected and the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Need for Additional Capital

(*) We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We have a limited operating history. To date, we have focused primarily on developing our commercialized product, ZILRETTA. Any additional product candidates we develop will require substantial development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $137.5 million, $71.9 million, and $46.3 million for fiscal years 2017, 2016, and 2015, respectively, and $41.6 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $390.7 million. We expect to incur net losses over the next few years as we invest in the commercialization of ZILRETTA and advance our development programs.

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

We also expect to continue to incur substantial and increased expenses as we invest in the commercialization of ZILRETTA, scale up commercial manufacturing of ZILRETTA, conduct additional clinical trials for this product and continue our development activities with respect to ZILRETTA, FX201 and other future product candidates. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

(*) We have not generated significant revenue and may never be profitable.

Our ability to generate significant revenue and achieve profitability depends primarily on our ability to successfully commercialize ZILRETTA, as well as our ability to obtain regulatory approval for and then successfully commercialize other product candidates. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with new pharmaceutical products and development efforts, we are unable to predict the timing or amount of increased expenses, when, or if, we will begin to generate meaningful revenue from product sales, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we determine that additional sales and marketing personnel or other resources are necessary to successfully commercialize ZILRETTA or if we face any product liability claims related to the commercialization of ZILRETTA.

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

As of March 31, 2018, we had cash, cash equivalents, marketable securities, and long-term investments of approximately $376.6 million and working capital of $356.1 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital requirements for at least the next twelve months from the issuance date of the financial statements included in this report. Regardless of our expectations as to how long our cash, cash equivalents and marketable securities will fund our operations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

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

Risks Related to Commercialization Activities

(*) Our prospects are highly dependent on the successful commercialization of ZILRETTA. To the extent ZILRETTA is not commercially successful, our business, financial condition and results of operations may be materially adversely affected.

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

Market acceptance of ZILRETTA and any other product for which we receive approval, will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the timing of market introduction of the product as well as competitive products;
•	the clinical indications for which the product is approved;
•	acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;
•	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies;
•	the convenience of prescribing, administrating and initiating patients on the product;

•	the potential and perceived advantages of the product over alternative treatments;
•	the potential and perceived value of the product over alternative treatments;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	the availability of coverage and adequate reimbursement by third-party payers and government authorities to support ZILRETTA’s pricing;
•	the prevalence and severity of adverse side effects; and
•	the effectiveness of sales and marketing efforts.

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

(*) If we are unable to differentiate ZILRETTA from existing generic therapies for the treatment of OA, or if the FDA or other applicable regulatory authorities approve generic products that compete with ZILRETTA, our ability to successfully commercialize ZILRETTA would be adversely affected.

Immediate-release TA and other injectable immediate-release steroids, which are the current intra-articular, or IA, standard of care for OA pain, are available in generic form and are therefore relatively inexpensive compared to the pricing for ZILRETTA. These generic steroids also have well-established market positions and familiarity with physicians, healthcare payers and patients. Although we believe the proven and extended pain relief evidenced in our clinical trial demonstrate that ZILRETTA represents a clinically meaningful and highly efficacious option for patients and physicians, it is possible that as we receive data from additional clinical trials or in a post-marketing setting from physician and patient experiences with the commercial product that does not continue to support such interpretations. It is also possible that the FDA, physicians and healthcare payers will not agree with our interpretation of our existing and future clinical trial data. If we are unable to demonstrate the value of ZILRETTA based on our data, our opportunity for ZILRETTA to maintain premium pricing and be commercialized successfully would be adversely affected. For example, although ZILRETTA showed numeric improvements through week 12 in validated, OA specific pain, stiffness, function and quality of life exploratory measures and showed numeric improvements in average daily pain, it did not achieve statistical significance at the week 12 ADP timepoint compared to immediate-release TA. As a result, it is possible that healthcare payers will not agree with our assessment that ZILRETTA’s proven pain relief supports premium pricing. In addition, these OA specific data are not included in the ZILRETTA label, which limits our ability to discuss these important results with prescribing health care practitioners.

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

Our strategy is to commercialize ZILRETTA in the United States with a targeted sales and marketing organization. While we have established our commercial team and our sales force, we do not have prior experience commercializing pharmaceutical products as an organization. In order to successfully market ZILRETTA, we must continue to build and maintain our sales, marketing, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. These efforts will continue to be expensive and time-consuming, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If we are unable to maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not generate significant revenue from ZILRETTA.

Additionally, our strategy in the United States includes distributing ZILRETTA solely through a limited network of third-party specialty distributors and one specialty pharmacy. While we have entered into agreements with a specialty pharmacy and specialty distributors to distribute ZILRETTA in the United States, they may not perform as agreed or they may terminate their agreements with us. For example, we currently rely on a single specialty pharmacy, which we estimate represents less than 5% of the ZILRETTA distribution channel, and the loss of that specialty pharmacy or its failure to distribute effectively would adversely affect ZILRETTA’s distribution.  Also, we may need to enter into agreements with additional specialty distributors or specialty pharmacies, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all.  In the event that our specialty distributors or specialty pharmacy do not fulfill their contractual obligations to us, or the agreements are terminated without adequate notice, or we are unable to expand our network, shipments of ZILRETTA through, and associated revenues from, these sales channels would be adversely affected. In addition, we expect that it would take a significant amount of time if we were required to change our specialty distributors or specialty pharmacy.

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

Payers may require documented proof that patients meet certain eligibility criteria in order to be reimbursed for ZILRETTA, for example requiring that a patient first try and fail treatment with an injection of generic corticosteroid. Also, payers may require that pre-approval, or prior-authorization, be obtained from the payer for reimbursement of ZILRETTA, or limit coverage to one injection or a limited number of injections over a set time period. Patients are unlikely to use ZILRETTA and, if approved, any other products, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. For example, ZILRETTA is sold to physicians on a “buy and bill” basis. Buy and bill products must be purchased by healthcare providers before they can be administered to patients. Healthcare providers subsequently must seek reimbursement for the product from the applicable third party payer, such as Medicare or a health insurance company. Healthcare providers may be reluctant to administer ZILRETTA because they would have to fund the purchase of the product and then seek reimbursement, which may be different from their purchase price, or because they do not want the additional administrative burden required to obtain reimbursement for the product.

Further, the status of reimbursement codes for ZILRETTA could also affect reimbursement. J codes, Q codes and C codes are reimbursement codes maintained by the CMS that are a component of the Healthcare Common Procedure Coding System (HCPCS) and are typically used to report injectable drugs that ordinarily cannot be self-administered. We currently have a dedicated C code, which took effect April 1, 2018, and is utilized for Medicare claims in the hospital outpatient setting, which we estimate will represent approximately 5% of ZILRETTA sales.  We do not currently have a dedicated J code and the Q code designated for ZILRETTA is scheduled to take effect as of July 1, 2018 for Medicare claims. Until July, other than for the hospital outpatient setting, prescribing health care practitioners need to use a non-specific miscellaneous J-Code for ZILRETTA to process reimbursement claims.  Also, we expect that this non-specific miscellaneous J code will continue to be used by certain commercial payers that choose not to recognize the Q code.  The non-specific miscellaneous J code facilitates reimbursement and may be used for a wide variety of products. As such, health plans may have more difficulty determining the actual product used and billed for the patient. As a result, these claims must often be submitted with additional information and manually processed, which can create delays in claims processing times as well as increasing the likelihood for claim errors. In May 2018, CMS included ZILRETTA on its list of products that have been recommended for a dedicated J code.  Per the HCPCS review process, CMS is scheduled to hold a public hearing in May, and the final list of J codes is anticipated to be published in fourth quarter of 2018, with new codes expected to take effect on January 1, 2019.

In addition, the market for ZILRETTA and any of our other product candidates may depend significantly on access to third-party payers’ medical policies, drug formularies, or lists of medications for which third-party payers provide coverage and reimbursement, as well as inclusion of ZILRETTA on the reimbursement policies and formularies used by large physician practices and hospitals. The industry competition to be included in such policies or formularies often leads to downward pricing pressures on pharmaceutical companies, and we may be required to offer discounted rates to certain government and other payers to ensure coverage of our drugs. Also, third-party payers, physician practices and hospitals may refuse to include a particular branded drug in their policies or formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, or when the reimbursement landscape is unclear.

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

(*) ZILRETTA is available to a much larger number of patients and in broader populations through our commercialization efforts as compared to the patients in the clinical studies.  We do not know whether the results of ZILRETTA’s use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.

While the FDA granted approval of ZILRETTA based on the data included in the NDA, including data from our completed pivotal Phase 3 clinical trial, we do not know whether the results when a large number of patients and broader populations are exposed to ZILRETTA, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of ZILRETTA that served as the basis for the approval of ZILRETTA.  New data relating to ZILRETTA, including from adverse event reports or our on-going studies of ZILRETTA related to repeat-dose safety, hip and shoulder OA, bilateral knee OA or synovitis in knee OA, may result in changes to the product label and may adversely affect sales, or result in withdrawal of ZILRETTA from the market. The FDA and regulatory authorities in other jurisdictions may also consider any new data in connection with further marketing approval applications. If ZILRETTA or any additional approved products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

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

Risks Related to Product Development and Regulatory Compliance

(*) We may never obtain regulatory approval of ZILRETTA for additional indications or any approval of our other product candidates in the United States, or we may never obtain approval for or commercialize ZILRETTA or our other product candidates outside of the United States, which would limit our ability to realize their full market potential.

While ZILRETTA has been approved by the FDA for the treatment of patients with OA of the knee, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market ZILRETTA for other indications or in other jurisdictions, or in order to market any of our other product candidates, we must obtain regulatory approval for each indication and in each applicable jurisdiction, and we may never be able to get such approval for ZILRETTA or our other product candidates. In particular, FX201 is at an early stage of development and may never reach IND submission or human clinical trials, in which case we may never recover our investment.

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

(*) Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development.

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

We have conducted preclinical toxicology studies in healthy dogs with single and repeat doses of ZILRETTA, blank microspheres and immediate-release TA. The immediate-release TA and ZILRETTA groups produced similar findings in these studies. In the single-dose study, local cartilage findings of reduced extracellular matrix were completely reversed by the end of the nine-month recovery period in both the ZILRETTA and immediate-release TA study arms. With repeat administrations of ZILRETTA and immediate-release TA, a larger reduction in extracellular matrix in cartilage partially recovered by six months following the last dose; however, structural changes in cartilage were observed with repeat administrations of both ZILRETTA and immediate-release TA. Repeat administration of immediate-release TA has a long history of safe clinical use in patients with OA, and in a randomized, double-blind clinical trial conducted in 2003 by Raynauld et al, administration of immediate-release TA or saline every three months for up to two years in 68 OA patients was well-tolerated and demonstrated no deleterious effects in the knee joint when assessed by clinical exam and X-ray evaluation. Using a more sensitive MRI imaging technology in 2015, Driban et al again demonstrated that cartilage structure changes between OA patients treated with immediate-release TA and saline in patients were similar. In 2017, the same authors reporting on the same data set concluded that there was a relative loss of cartilage in the immediate-release TA group. We are studying ZILRETTA in a repeat dose safety clinical trial and intend to use the resulting data to inform our clinical and regulatory perspectives and to create a basis for further interactions with the FDA regarding the repeat administration of ZILRETTA. It is possible that we could observe detrimental effects on joint structure with repeated doses of ZILRETTA, which would limit ZILRETTA’s commercial potential and could harm our ability to maintain regulatory approval or obtain approval to market ZILRETTA in additional indications or additional jurisdictions.

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

As of March 31, 2018, we had 255 full-time employees, with approximately 100 of these employees being MBMs focused on the marketing of ZILRETTA in the United States. In addition, as our company matures, we expect to further expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. This growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to successfully commercialize ZILRETTA and, if approved, our other product candidates, and compete effectively will depend, in part, on our ability to effectively manage our recent and future growth.

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

Risks Related to Our Intellectual Property

(*) If we are unable to obtain or protect intellectual property rights, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection, confidentiality agreements and proprietary know how, and intend to seek marketing exclusivity for any approved product, including ZILRETTA, in order to protect the intellectual property related to our products and product candidates, and to date we have three issued patents covering ZILRETTA in the United States.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights and our current or future licensors’ or collaborators’ patent rights are highly uncertain.  The patent applications that we own or in-license may fail to result in issued patents with claims that cover our products or product candidates in the United States, including through the inter partes review process, or in other foreign countries. Even for our issued patents and if other patents do successfully issue, third parties may challenge their inventorship, ownership, validity, enforceability or scope in the courts or patent offices in the United States and abroad.  This may result in such patents being narrowed or invalidated, which could limit our ability to stop others from using or commercializing similar or identical technologies or products, or limit the duration of the patent protection for our technologies and products. If this were to occur, early generic competition could be expected against ZILRETTA and potentially reduce the value of our product candidates in development. Also, a third party may challenge our rights to patents and patent applications that we license from third parties. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims.

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

(*) We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit number	Description of document

3.1	Amended and Restated Certificate of Incorporation of Flexion (Exhibit 3.1, Current Report on Form 8-K, filed with the SEC on February 19, 2014).

3.2	Amended and Restated Bylaws of Flexion (Exhibit 3.2, Current Report on Form 8-K, filed with the SEC on February 19, 2014).

4.1	Form of Common Stock Certificate of Flexion (Exhibit 4.1, Registration Statement on Form S-1 (File No. 333-193233), as amended, file on January 29, 2014).

4.2	Indenture, dated May 2, 2017, by and between Flexion and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1, Current Report on Form 8-K Filed on May 2, 2017).

4.3	Form of Note representing Flexion’s 3.375% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1, Current Report on Form 8-K filed on May 2, 2017).

4.4

Consent and Second Amendment to Credit and Security Agreement, dated April 24, 2017, between Flexion and MidCap Financial Trust, as administrative agent (Exhibit 4.3, Current Report on Form 8-K filed on May 2, 2017).

10.1	Offer Letter between Flexion and David Arkowitz

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flexion Therapeutics, Inc.

Date: May 8, 2018	By:	/s/ Michael D. Clayman
Michael D. Clayman
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2018	By:	/s/ David Arkowitz
David Arkowitz
Chief Financial Officer
(Principal Accounting and Financial Officer)