Form 10-Q
period 2018-06-30
Flexion Therapeutics Inc
filed 2018-08-07
CIK 1419600

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 1, 2018, the registrant had 37,815,576 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$174,565	$127,789
Marketable securities	165,832	264,589
Accounts receivable, net	5,060	410
Inventories	3,374	1,799
Prepaid expenses and other current assets	3,007	3,403
Total current assets	$351,838	$397,990
Property and equipment, net	10,690	11,189
Long-term investments	—	31,538
Restricted cash	—	600
Total assets	$362,528	$441,317
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,672	$6,222
Accrued expenses and other current liabilities	11,640	14,383
Current portion of long-term debt	9,967	9,967
Total current liabilities	$27,279	$30,572
Long-term debt, net	8,288	12,936
2024 convertible notes, net	140,902	137,107
Other long-term liabilities	552	428
Total liabilities	$177,021	$181,043
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2018 and December 31, 2017 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,807,523 and 37,610,897 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	38	38
Additional paid-in capital	620,390	609,810
Accumulated other comprehensive loss	(310)	(407)
Accumulated deficit	(434,611)	(349,167)
Total stockholders' equity	185,507	260,274
Total liabilities and stockholders' equity	$362,528	$441,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Product revenue, net	$3,797	$—	$5,991	$—
Operating expenses
Cost of sales	946	—	3,644	—
Research and development	13,094	11,769	24,645	22,524
Selling, general and administrative	31,036	15,133	57,935	28,158
Total operating expenses	45,076	26,902	86,224	50,682
Loss from operations	(41,279)	(26,902)	(80,233)	(50,682)
Other income (expense)
Interest income	1,254	797	2,415	1,355
Interest expense	(3,926)	(2,887)	(7,845)	(3,520)
Other income	76	112	219	83
Total other income (expense)	(2,596)	(1,978)	(5,211)	(2,082)
Net loss	$(43,875)	$(28,880)	$(85,444)	$(52,764)
Net loss per common share, basic and diluted	$(1.16)	$(0.91)	$(2.27)	$(1.66)
Weighted average common shares outstanding, basic and diluted	37,697	31,826	37,659	31,765
Other comprehensive income (loss):
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	266	(17)	97	(6)
Total other comprehensive income (loss)	266	(17)	97	(6)
Comprehensive loss	$(43,609)	$(28,897)	$(85,347)	$(52,770)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited in thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2015	21,570	$22	$243,853	$(97)	$(139,792)	$103,986
Issuance of common stock net of issuance costs	10,040	10	147,491			147,501
Issuance of common stock for equity awards	30		167			167
Employee stock purchase plan	27		476			476
Stock-based compensation expense			6,770			6,770
Net loss					(71,894)	(71,894)
Other comprehensive income				26		26
Balance at December 31, 2016	31,667	$32	$398,757	$(71)	$(211,686)	$187,032
Issuance of common stock net of issuance costs	5,520	6	132,171			132,177
Issuance of common stock for equity awards	334		3,858			3,858
Employee stock purchase plan	90		1,016			1,016
Stock-based compensation expense			11,542			11,542
Portion of convertible debt proceeds allocated to equity component			62,466			62,466
Net loss				0	(137,481)	(137,481)
Other comprehensive loss				(336)		(336)
Balance at December 31, 2017	37,611	$38	$609,810	$(407)	$(349,167)	$260,274
Issuance of common stock for equity awards	144		1,810			$1,810
Employee stock purchase plan	53		1,129			1,129
Stock-based compensation expense			7,641			7,641
Net loss					(85,444)	(85,444)
Other comprehensive income				97		97
Balance at June 30, 2018	37,808	$38	$620,390	$(310)	$(434,611)	$185,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(85,444)	$(52,764)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	1,069	927
Stock-based compensation expense	7,641	4,741
Amortization of (discount) premium on marketable securities	(461)	259
Amortization of debt discount and debt issuance costs	3,811	1,190
Premium paid on securities purchased	(4)	(580)
Changes in operating assets and liabilities:
Accounts receivable	(4,650)	—
Inventory	(1,505)	—
Prepaid expenses, other current and long-term assets	429	1,456
Accounts payable	(629)	736
Accrued expenses and other current and long-term liabilities	(2,283)	1,796
Net cash used in operating activities	(82,026)	(42,239)
Cash flows from investing activities
Purchases of property and equipment	(561)	(1,682)
Purchases of marketable securities	(65,215)	(118,320)
Sale and redemption of marketable securities	196,072	135,363
Net cash provided by investing activities	130,296	15,361
Cash flows from financing activities
Proceeds from the issuance of 2024 convertible notes	—	201,250
Payment of debt issuance costs	—	(6,470)
Payments on notes payable	(5,000)	(3,333)
Payments of public offering costs	—	(95)
Proceeds from the exercise of stock options	1,777	1,457
Proceeds from employee stock purchase plan	1,129	453
Net cash (used in) provided by financing activities	(2,094)	193,262
Net increase in cash, cash equivalents, and restricted cash	46,176	166,384
Cash, cash equivalents, and restricted cash at beginning of period	128,389	31,395
Cash, cash equivalents, and restricted cash at end of period	$174,565	$197,779
Supplemental disclosures of cash flow information
Cash paid for interest	4,015	921
Supplemental disclosures of non-cash financing activities
Purchases of property and equipment in accounts payable and accrued expenses	79	66

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

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. Successfully commercializing ZILRETTA requires significant sales and marketing efforts and the Company’s pipeline programs may require significant additional research and development efforts, including extensive preclinical and clinical testing. These activities will in turn require significant amounts of capital, sufficient and qualified personnel and adequate supporting infrastructure. There can be no assurance when, if ever, the Company will realize significant revenue from the sales of ZILRETTA or if the development efforts supporting the Company’s pipeline, including future clinical trials, will be successful.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (“GAAP”) for consolidated financial information including the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2018.

The information presented in the condensed consolidated financial statements and related notes as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, is unaudited.  The December 31, 2017 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any future period.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of June 30, 2018, the Company had cash, cash equivalents, and marketable securities of approximately $340.4 million. Management believes that current cash, cash equivalents and marketable securities on hand at June 30, 2018 should be sufficient to fund operations for at least the next twelve months from the issuance date of these financial statements. The future viability of the Company may be dependent on its ability to raise additional capital to finance its operations, including to support the commercialization of ZILRETTA and fund increased research and development costs in order to seek approval and commercialize its product candidates. The Company may not be able to obtain financing on acceptable terms, or at all. If the Company is unable to obtain funding on a timely basis the Company may need to curtail its operations, including the commercialization of ZILRETTA and research and development activities, which could adversely affect its prospects.

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

In November 2016, the FASB issued ASU 2016-18, Statement of cash flows (Topic 230): Restricted Cash (“ASU 2016-18”), to provide specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash equivalents. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018. As a result of the adoption of ASU 2016-18, $0.6 million and $0.5 million of restricted cash was included in the beginning-of-period cash and cash equivalents amount shown on the statement of cash flows for the six months ended June 30, 2018 and 2017, respectively, and no restricted cash and $0.6 million of restricted cash was included in the end-of-period cash and cash equivalents amount shown on the statement of cash flows for the six months ended June 30, 2018 and 2017, respectively.

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

Accounting Standards Recently Issued

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and liabilities, including operating leases, on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02. The Company is still evaluating these leases and the amount of the impact, which may be material, and whether there are other existing contracts that may become leases under the new lease standard.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Equity-based payments to nonemployees were previously covered under ASC 505-50 and required companies to measure the awards based on the fair value of the consideration received or the fair value of the equity instruments issued and remeasure the fair value of such awards at each reporting date. ASU 2018-07 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Therapeutics Securities Corporation. The Company has eliminated all intercompany transactions for the three and six months ended June 30, 2018 and the year ended December 31, 2017.

Revenue Recognition

On October 6, 2017, the U.S. Food and Drug Administration, or FDA, approved ZILRETTA. The Company entered into a limited number of arrangements with specialty distributors and a specialty pharmacy in the U.S. to distribute ZILRETTA. These arrangements are the Company’s initial contracts with customers and, as a result the Company adopted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”) as of January 1, 2017. There was no impact for the transition to Topic 606 because the Company had no historical revenue prior to the launch of ZILRETTA. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2018 and, therefore, the transaction price was not reduced further during the three and six months ended June 30, 2018. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s original estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such changes in estimates become known.

Trade Discounts and Allowances— The Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through June 30, 2018, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.

Product Returns— Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date.  The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as within accrued expenses and other current liabilities, net, on the condensed consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has not received any returns to date and believes that returns of ZILRETTA will be minimal.

The Company’s limited right of return allows for eligible returns of ZILRETTA in the following circumstances:

•	Shipment errors that were the result of an error by the Company;
•	Quantity delivered that is greater or less than the quantity ordered;
•	Product distributed by the Company that is damaged in transit prior to receipt by the customer;
•

Expired product, previously purchased directly from the Company, that is returned during the period beginning three months prior to the product’s expiration date and ending three months after the product’s expiration date;

•	Product subject to a recall; and
•	Product that the Company, at its sole discretion, has specified to be returned.

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

To date, the Company’s only source of product revenue has been from the U.S. sales of ZILRETTA, which it began shipping to customers in October 2017.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2018:

(In thousands)	Trade Discounts, Allowances and Government Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2017	$60	$15	$2	$77
Provision related to sales in the current year	486	133	34	653
Credit and payments made	(308)	—	—	(308)
Balance as of June 30, 2018	$238	$148	$36	$422

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2018 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$122,561	$—	$122,561
Marketable securities	—	165,832	—	165,832
	$—	$288,393	$—	$288,393

	Fair Value Measurements as of December 31, 2017 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$109,196	$—	$109,196
Marketable securities	—	296,127	—	296,127
	$—	$405,323	$—	$405,323

As of June 30, 2018 and December 31, 2017 the Company’s cash equivalents that are invested in money market funds and overnight repurchase contracts are valued based on Level 2 inputs. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the six months ended June 30, 2018 and year ended December 31, 2017, there were no transfers between Level 1, Level 2, and Level 3. Amortization and accretion of discounts and premiums are recorded in other income.

The Company has a term loan outstanding under its 2015 credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank (the “2015 term loan”).  The amount outstanding on its 2015 term loan is reported at its carrying value in the accompanying balance sheet. The Company determined the fair value of the 2015 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2015 term loan was valued using Level 2 inputs as of June 30, 2018 and December 31, 2017. The result of the calculation yielded a fair value that approximates its carrying value.

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

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading.  The market for trading of the 2024 Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.  The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $245.8 million at June 30, 2018.

4. Marketable Securities

As of June 30, 2018 and December 31, 2017 the fair value of available-for-sale marketable securities by type of security was as follows:

	June 30, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	12,938	—	—	12,938
U.S. government obligations	$64,310	$2	$(89)	$64,223
Corporate bonds	88,897	—	(226)	88,671
	$166,145	$2	$(315)	$165,832

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$22,436	$—	$—	$22,436
U.S. government obligations	121,470	$—	(136)	121,334
Corporate bonds	152,630	$—	(273)	152,357
	$296,536	$—	$(409)	$296,127

As of June 30, 2018 and December 31, 2017, marketable securities consisted of approximately $165.8 and $264.6 million, respectively, of investments that mature within twelve months. As of December 31, 2017, long-term investments consisted of approximately $31.5 million of investments that mature after one year but within two years or less from the balance sheet date. There were no investments with maturities greater than twelve months as of June 30, 2018.

5.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Prepaid expenses	$2,306	$2,359
Deposits	66	66
Interest receivable on marketable securities	635	978
Total prepaid expenses and other current assets	$3,007	$3,403

6. Inventory

Inventory consisted of the following as of June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Raw materials	$1,150	$928
Work in process	1,243	746
Finished goods	981	125
Total inventories	$3,374	$1,799

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

The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life.  During the six months ended June 30, 2018, the Company expensed $3.5 million to cost of sales primarily for fixed overhead costs related to the operation of the United Kingdom facility at Patheon UK Limited. The Company determined that no write-downs to inventory for potentially excess, dated or obsolete inventory were required.

7. Property and Equipment, Net

Property and equipment, net, as of June 30, 2018 and December 31, 2017 consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
Computer and office equipment	$1,133	$1,124
Manufacturing equipment	11,888	11,780
Furniture and fixtures	604	456
Software	434	434
Leasehold improvements	805	474
Construction in progress	350	305
	15,214	14,573
Less: Accumulated depreciation	(4,524)	(3,384)
Total property and equipment, net	$10,690	$11,189

Depreciation expense for the three and six months ended June 30, 2018 was approximately $0.6 million and $1.1 million, respectively, compared to $0.5 million and $0.9 million for the same periods in the prior year.  No property and equipment was disposed of during the six months ended June 30, 2018. Construction in progress consists of equipment purchased for the Company’s portfolio expansion efforts, as well as leasehold improvements related to the second floor space expansion of the Company’s Burlington, Massachusetts headquarters.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
Research and development	$833	$969
Payroll and other employee-related expenses	5,242	9,309
Professional services fees	3,753	2,591
Interest expense	1,219	1,249
Accrual for employee stock purchase plan	132	141
Other	461	124
Total accrued expenses and other current liabilities	$11,640	$14,383

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

The credit and security agreement also contains certain representations, warranties, and covenants of the Company as well as a material adverse event clause. As of June 30, 2018, the Company was compliant with all covenants.

Borrowings under the credit facility accrue interest monthly at a fixed interest rate of 6.25% per annum. Following an interest-only period of 19 months, principal is due in 36 equal monthly installments commencing March 1, 2017 and ending February 1, 2020 (the “maturity date”). Upon the maturity date, the Company will be obligated to pay a final payment equal to 9% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the straight-line method, which approximates the effective interest method. As of June 30, 2018, the carrying value of the term loan was approximately $18.3 million, of which $10.0 million was due within 12 months and $8.3 million was due in greater than 12 months.

In connection with the credit and security agreement, the Company incurred debt issuance costs totaling approximately $150,000. These costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method.  The Company deducted the debt issuance costs from the carrying amount of the debt as of June 30, 2018 and December 31, 2017.

As of June 30, 2018, annual principal and interest payments due under the 2015 term loan are as follows:

Year	Aggregate Minimum Payments (in thousands)
2018	5,463
2019	10,449
2020	4,383
Total	$20,295
Less interest	(977)
Less unamortized portion of final payment	(1,063)
Total	$18,255

2024 Convertible Notes

On May 2, 2017 the Company issued an aggregate of $201.3 million principal amount of the 2024 Convertible Notes. The 2024 Convertible Notes have a maturity date of May 1, 2024, are unsecured and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2017. The Company received $194.8 million for the sale of the 2024 Convertible Notes, after deducting fees and expenses of $6.5 million.

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

On or after February 1, 2024, until the close of business on the business day immediately preceding the maturity date, Holders may convert their notes at any time, regardless of the foregoing circumstances.  The Company may redeem, for cash, all or any portion of the 2024 Convertible Notes, at its option, on or after May 6, 2020 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for at least 20 trading days during any 30 consecutive day trading period, at a redemption price equal to 100% of the principal amount of the 2024 Convertible Notes to be redeemed, plus accrued and unpaid interest, subject to the Holders’ right to convert as described above.

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

Debt discount and issuance costs of $68.9 million are being amortized to interest expense over the life of the 2024 Convertible Notes using the effective interest rate method. As of June 30, 2018, the stated interest rate was 3.375%, and the effective interest rate was 9.71%. Interest expense related to the 2024 Convertible Notes for the three and six months ended June 30, 2018 was $3.5 million and $6.9 million, respectively, including $1.8 million and $3.5 million related to amortization of the debt discount.

The table below summarizes the carrying value of the 2024 Convertible Notes as of June 30, 2018:

(in thousands)
Gross proceeds	$201,250
Portion of proceeds allocated to equity component (additional paid-in capital)	(64,541)
Debt issuance costs	(6,470)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,075
Amortization of debt discount and debt issuance costs	8,588
Carrying value 2024 Convertible Notes	$140,902

10. Stock-Based Compensation

Stock Option Valuation

The fair value of each of the Company’s stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The Company currently estimates its expected stock volatility based on the historical volatility of its publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly-traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk-free interest rates	2.67-2.93%	1.97-2.16%	2.67-2.93%	1.97-2.29%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	69.8-70.4%	69.9-72.8%	69.8-71.5%	69.9-72.8%

The following table summarizes stock option activity for the six months ended June 30, 2018:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2017	3,800	$17.75
Granted	980	23.77
Exercised	(135)	13.39
Cancelled	(111)	20.14
Outstanding as of June 30, 2018	4,534	$19.13
Options vested and expected to vest at June 30, 2018	4,534	$19.13
Options exercisable at June 30, 2018	1,990	$16.06

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. Options to purchase a total of approximately 135,000 shares of the Company’s common stock, with an aggregate intrinsic value of approximately $1.8 million, were exercised during the six months ended June 30, 2018.

At June 30, 2018 and 2017, there were options for the purchase of approximately 4,534,000 and 3,876,000 shares of the Company’s common stock outstanding, respectively, with a weighted average remaining contractual term of 8.0 years and 8.3 years, respectively, and with a weighted average exercise price of $19.13 and $17.60 per share, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2018 and 2017 was $15.35 and $14.14 per share, respectively.

Restricted Stock Units

On January 4, 2016, the Company granted 189,300 restricted stock units (“RSUs”) with performance and time-based vesting conditions to certain executives. These RSUs began vesting, and the underlying shares of common stock became deliverable, beginning when ZILRETTA was approved (the “Milestone”).  The number of shares eligible for vesting varied based on the timing of achieving the Milestone. As a result of the Milestone being achieved on October 6, 2017, the number of shares of the Company’s common stock earned under these awards was 122,800, subject to ongoing employment with the Company for a period of 2 years. The 122,800 shares had an approximate value of $2.2 million as of the original grant date of which $1.6 million was recognized in the fourth quarter of 2017 upon achieving the Milestone and the remaining $0.6 million is being recognized over a period of two years.

During the six months ended June 30, 2018, the Company awarded 239,366 RSUs to employees at an average grant date fair value of $22.90 per share. The RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee's continued employment with, or services to, the Company on each vesting date. Compensation expense is recognized on a straight-line basis.

The following table summarizes the RSU activity for the six months ended June 30, 2018:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2017	82	$16.43
Granted	239	22.90
Cancelled	(10)	22.31
Vested/Released	(11)	18.20
Nonvested Balance as of June 30, 2018	300	$21.74

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs and shares purchased under the Employee Stock Purchase Plan for the three and six months ended June 30, 2018 and 2017 as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2018	2017	2018	2017
Research and development	$1,137	$923	$2,287	$1,802
Selling, general and administrative	2,847	1,440	5,354	2,939
Total	$3,984	$2,363	$7,641	$4,741

As of June 30, 2018, unrecognized stock-based compensation expense for stock options outstanding was approximately $32.8 million which is expected to be recognized over a weighted average period of 2.8 years. As of June 30, 2018, unrecognized stock-based compensation expense for RSUs outstanding was $5.1 million which is expected to be recognized over a period of 3.4 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2018	2017	2018	2017
Numerator:
Net loss	$(43,875)	$(28,880)	$(85,444)	$(52,764)
Net loss:	$(43,875)	$(28,880)	$(85,444)	$(52,764)
Denominator:
Weighted average common shares outstanding, basic and diluted	37,697	31,826	37,659	31,765
Net loss per share, basic and diluted	$(1.16)	$(0.91)	$(2.27)	$(1.66)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Shares issuable upon conversion of the 2024 Convertible Notes	7,515	4,927	7,515	2,464
Stock options	4,467	3,479	4,366	3,413
Restricted stock units	291	189	255	189
Total	12,273	8,595	12,136	6,066

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

On October 6, 2017, the Company exercised its option for an additional 6,450 square feet of space, and the term for the space commenced in April 2018.  The Company has approximately 36,500 square feet of office space in Burlington, Massachusetts under a lease term expiring on October 31, 2023. Starting in December 2017, the Company’s minimum monthly lease payment is approximately $87,000 and it increases over the life of the amended Lease. In addition to the base rent for the office space, which increases over the term of the amended Lease, the Company is responsible for its share of operating expenses and real estate taxes.

Woburn Lease

In February 2017, the Company entered into a five-year lease for laboratory space located in Woburn, Massachusetts with a monthly lease payment of approximately $15,000, which increases over the term of the lease, plus a share of operating expenses.  The total cash obligations for the term of the lease are approximately $0.9 million.

Future minimum lease payments under the Company’s lease obligations are as follows:

Year	Aggregate Minimum Payments (in thousands)
2018	728
2019	1,491
2020	1,533
2021	1,576
2022	1,447
2023	1,203
Total	$7,978

Manufacturing and Supply Agreement with Patheon UK Limited

In July 2015, the Company and Patheon UK Limited (“Patheon”) entered into a Manufacturing and Supply Agreement (the “Manufacturing Agreement”) and Technical Transfer and Service Agreement (the “Technical Transfer Agreement”) for the manufacture of ZILRETTA.

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

The initial term of the Manufacturing Agreement is 10 years from approval by the FDA of the Patheon manufacturing suites for ZILRETTA, or until October 6, 2027. The Company pays a monthly base fee to Patheon for the operation of the manufacturing suites and a per product fee for each vial based upon a forecast of commercial demand. The Company also reimburses Patheon for purchases of materials and equipment made on its behalf, certain nominal expenses and additional services. The Manufacturing Agreement will remain in full effect unless and until it expires or is terminated. Upon termination of the Manufacturing Agreement (other than termination by Flexion in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), Flexion will be obligated to pay for the costs incurred by Patheon associated with the removal of Flexion’s manufacturing equipment and for Patheon’s termination costs up to a capped amount.

Future minimum payments under the Company’s agreed obligations under the Manufacturing Agreement with Patheon are as follows:

Year	Aggregate Minimum Payments (in thousands)
2018	3,531
2019	8,308
2020	8,308
2021	8,308
2022	8,308
2023 and thereafter	24,924
Total	$61,687

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

FX201 Related Agreements

In December 2017, the Company entered into a definitive agreement with GeneQuine Biotherapeutics GmbH (“GeneQuine”) to acquire the global rights to FX201. As part of the asset purchase transaction with GeneQuine, the Company made an upfront payment to GeneQuine of $2 million.  The Company may also be required to make additional milestone payments during the development of FX201, including up to $8.7 million through Phase 2 proof of concept (PoC) clinical trial and, following successful PoC, up to an additional $54 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired, and recognized as research and development expense in December 2017 as the FX201 product candidate had not been commercially approved, and had no alternative future use. Future milestone payments earned prior to regulatory approval of FX201 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned upon regulatory approval would be recognized as an intangible asset and amortized to expense over the estimated life of FX201. As of June 30, 2018, none of the future milestone payments owed under the arrangement was probable of being achieved. As part of the transaction, the Company became the direct licensee of certain underlying Baylor College of Medicine (Baylor) patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires the Company to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, the Company also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of preclinical and initial clinical supplies of FX201.

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

Forward-Looking Statements

This discussion and analysis contains “forward-looking statements” that is statements related to future, not past, events – as defined in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act that reflect our current expectations regarding future development activities, results of operations, financial condition, cash flow, performance and business prospects, and opportunities, as well as assumptions made by and information currently available to our management. Forward looking statements, include any statement that does not directly relate to a current historical fact. The Company has tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, a type of degenerative arthritis, referred to as OA.

On October 6, 2017, the U.S. Food and Drug Administration, or FDA, approved our product, ZILRETTA, for marketing in the United States. ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA related knee pain. ZILRETTA is a non-opioid therapy that employs our proprietary microsphere technology to provide pain relief over 12 weeks. ZILRETTA is not intended for repeat administration, as the efficacy and safety of repeat administration of ZILRETTA have not been evaluated. We also have a product candidate (FX201) in development for OA.

We were incorporated in Delaware in November 2007, and to date, we have devoted substantially all of our resources to developing our product candidates, including conducting clinical trials with our product candidates, preparing for and undertaking the commercialization of ZILRETTA, providing general and administrative support for these operations and protecting our intellectual property. From our inception through June 30, 2018, we have raised approximately $756 million and funded our operations primarily through the sale of our common stock, convertible preferred stock, and convertible debt, as well as debt financing. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

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

As part of the commercialization of ZILRETTA, we continue to closely track and report on a number of quantitative uptake metrics. Since the commercial launch of ZILRETTA in November 2017, our Musculoskeletal Business Managers, or MBMs, have made calls on approximately 10,500 physician prescribers, representing virtually all of our initial targets. In addition, our MBMs and Field Access Managers have conducted in-depth discussions around reimbursement or product preparation training at approximately 2,600 of our 3,700 target accounts, and roughly 2,240 target accounts, or 60%, have purchased, or received samples of, ZILRETTA. Of the accounts that have purchased ZILRETTA, more than 55% have placed a reorder for additional product. With respect to commercial payers, we have engaged with 46 key commercial insurers that represent roughly 225 million covered lives. Commercial coverage for ZILRETTA remains strong with more than 95% of the benefits verifications processed through our FlexForward service indicating coverage of ZILRETTA.

In April 2018, the Centers for Medicare and Medicaid Services, or CMS, issued a product-specific Q code for ZILRETTA (Q9993), which took effect July 1, 2018. Q9993 serves as a temporary universal code covering Medicare claims for ZILRETTA in all settings until a product-specific J code is in place. In May, CMS included ZILRETTA on its list of products that have been recommended for a product-specific J code, which was reviewed at a public hearing. The final list of product-specific J codes is anticipated to be published in the fourth quarter of 2018, with new codes effective January 1, 2019. We estimate that approximately half of the market for ZILRETTA is covered by Medicare, and with product-specific Q and J codes, Medicare claims are generally adjudicated more expeditiously than under the manual review process required with a miscellaneous code.  In addition, we believe that a majority of commercial payers will utilize the Q code in the adjudication of their claims during the third and fourth quarters of 2018, and the anticipated J code, if granted, beginning in 2019.

In January 2018, we fully enrolled our Phase 2 clinical trial to evaluate the pharmacokinetics (PK) of concurrent administration of ZILRETTA in bilateral knee OA compared to immediate-release triamcinolone acetonide crystalline suspension (TAcs). Twenty-four patients (ZILRETTA, n=12; TAcs, n=12) were randomized and included in the safety and PK analyses. This trial was completed in the second quarter and the topline results demonstrated that injection of ZILRETTA into both knees was generally safe and well tolerated with similar adverse event profiles for both ZILRETTA and TAcs groups.  Furthermore, peak plasma concentrations of triamcinolone acetonide were approximately ten-fold lower in patients treated with ZILRETTA, indicating reduced systemic exposure, as compared to TAcs.  The results have been submitted for potential presentation at a major medical conference in the fourth quarter of 2018.

At the Osteoarthritis Research Society International World Congress in April, we presented interim results from our Phase 3b, open label study evaluating the overall safety and general tolerability of repeat administration of ZILRETTA in patients with OA of the knee. The results showed that the average time to second dose was more than 16 weeks after initial injection and that 74% (133/179) of patients received their second dose between weeks 16 and 24. The study closed in August 2018, and we anticipate that the full results will be available in the fourth quarter of 2018.

Our Phase 2 open-label study evaluating the safety and PK of ZILRETTA in patients with OA of the shoulder or hip (known as the SHIP study) completed enrollment in July 2018, and topline results are anticipated in the fourth quarter of 2018.  Additionally, our open-label Phase 3b study assessing the effect of the administration of a single IA injection of ZILRETTA on synovitis in patients with OA of the knee is currently enrolling patients, and we anticipate topline results in late 2019.

Pipeline Updates

FX201 – Intraarticular Gene Therapy for the Treatment of OA

FX201 is our preclinical stage, intra-articular (IA) gene therapy candidate which is designed to induce the production of human interleukin-1 receptor antagonist (IL-1Ra), whenever inflammation is present within the joint. Based on the promising preclinical data generated to date, a single injection of FX201 could potentially enable expression of IL-1Ra in an osteoarthritic joint for at least a year. By controlling chronic inflammation for extended periods of time, we believe FX201 holds the potential to both reduce OA pain and potentially modify disease.  We acquired the rights to FX201 via a definitive agreement with GeneQuine Biotherapeutics GmbH, or GeneQuine, and have an exclusive license to the underlying intellectual property rights for human use of FX201 from Baylor College of Medicine in Houston, Texas.

We held a pre-Investigational New Drug (IND) meeting with the FDA earlier this year, and pending successful results from ongoing preclinical and planned Good Laboratory Practice (GLP) toxicology studies, we anticipate filing an IND and initiating first-in-human clinical trials in 2019.

Financial Overview

Revenue

Net product sales consist of sales of ZILRETTA, which was approved by the FDA on October 6, 2017 and launched in the United States in October 2017. We had not generated any revenue prior to the launch of ZILRETTA.

Cost of Sales

Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of ZILRETTA.  Cost of sales also includes period costs related to certain inventory manufacturing services, inventory adjustment charges, and unabsorbed manufacturing and overhead costs, as well as any write-offs of inventory that fails to meet specifications or is otherwise no longer suitable for commercial manufacture. Product sold during the three and six months ended June 30, 2018 was manufactured and previously charged to research and development expense prior to FDA approval of ZILRETTA and therefore is not included in cost of sales during the period.

Research and Development Expenses

Our research and development activities include: preclinical studies, clinical trials, and chemistry, manufacturing, and controls, or CMC activities. Our research and development expenses consist primarily of:

•	expenses incurred under agreements with consultants, contract research organizations, or CROs, and investigative sites that conduct our preclinical studies and clinical trials;
•	costs of acquiring, developing and manufacturing clinical trial materials;
•	personnel costs, including salaries, benefits, stock-based compensation and travel expenses for employees engaged in scientific research and development functions;
•	costs related to compliance with certain regulatory requirements;
•	expenses related to the in-license of certain technologies; and
•	allocated expenses for rent and maintenance of facilities, insurance and other general overhead.

We expense research and development costs as incurred. Our direct research and development expenses consist primarily of external-based costs, such as fees paid to investigators, consultants, investigative sites, CROs and companies that manufacture our clinical trial materials and potential future commercial supplies, and are tracked on a program-by-program basis. We do not allocate personnel costs, facilities or other indirect expenses to specific research and development programs. These indirect expenses are included within the amounts designated as “Personnel and other costs” in the Results of Operations section below. Inventory acquired prior to receipt of the marketing approval of ZILRETTA was recorded as research and development expense as incurred. We began capitalizing the costs associated with the production of ZILRETTA after the FDA approval on October 6, 2017.

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

Interest expense. Interest expense consists of contractual interest on our 2024 Convertible Notes, which accrue interest at a rate of 3.75% per annum, payable semi-annually, and our term loan facility, which accrues interest at a fixed rate of 6.25% per annum. Also included in interest expense is the amortization of debt issuance costs on both loans, the amortization of the final payment on the term loan, and the debt discount related to the convertible notes, which is being amortized to interest expense using the effective interest method over the expected life of the debt.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

The following tables summarize our results of operations for the three and six months ended June 30, 2018:

	Three Months Ended June 30,
(In thousands)	2018	2017	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$3,797	$—	$3,797	NM
Operating expenses:
Cost of sales	946	—	946	NM
Research and development	13,094	11,769	1,325	11.3%
Selling, general and administrative	31,036	15,133	15,903	105.1%
Total operating expenses	45,076	26,902	18,174	67.6%
Loss from operations	(41,279)	(26,902)	(14,377)	53.4%
Other income (expense):
Interest income	1,254	797	457	57.3%
Interest expense	(3,926)	(2,887)	(1,039)	36.0%
Other income	76	112	(36)	(32.1)%
Total other income (expense)	(2,596)	(1,978)	(618)	31.2%
Net loss	$(43,875)	$(28,880)	$(14,995)	51.9%

	Six Months Ended June 30,
(In thousands)	2018	2017	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$5,991	$—	$5,991	NM
Operating expenses:
Cost of sales	3,644	—	3,644	NM
Research and development	24,645	22,524	2,121	9.4%
Selling, general and administrative	57,935	28,158	29,777	105.7%
Total operating expenses	86,224	50,682	35,542	70.1%
Loss from operations	(80,233)	(50,682)	(29,551)	58.3%
Other income (expense):
Interest income	2,415	1,355	1,060	78.2%
Interest expense	(7,845)	(3,520)	(4,325)	122.9%
Other income	219	83	136	163.9%
Total other income (expense)	(5,211)	(2,082)	(3,129)	150.3%
Net loss	$(85,444)	$(52,764)	$(32,680)	61.9%

Product Revenue

We began commercially selling ZILRETTA within the United States in October 2017, following FDA approval on October 6, 2017.  For the three and six months ended June 30, 2018, we recorded $3.8 million and $6.0 million of net product revenue.  For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Cost of Sales

Cost of sales was $0.9 million and $3.6 million for the three and six months ended June 30, 2018, consisting primarily of fixed overhead costs related to the operation of the facility at Patheon. Product sold during the three and six months ended June 30, 2018 was manufactured and previously charged to research and development expense prior to FDA approval of ZILRETTA and therefore is not included in cost of sales during the period.

Research and Development Expenses

	Three Months Ended June 30,
(In thousands)	2018	2017	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$4,663	$4,700	$(37)	(0.8)%
Portfolio expansion	763	646	117	18.1%
Other	675	245	430	175.5%
Total direct research and development expenses	6,101	5,591	510	9.1%
Personnel and other costs	6,993	6,178	815	13.2%
Total research and development expenses	$13,094	$11,769	$1,325	11.3%

	Six Months Ended June 30,
(In thousands)	2018	2017	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$8,733	$9,471	$(738)	(7.8)%
Portfolio expansion	1,524	479	1,045	218.2%
Other	1,002	974	28	2.9%
Total direct research and development expenses	11,259	10,924	335	3.1%
Personnel and other costs	13,386	11,600	1,786	15.4%
Total research and development expenses	$24,645	$22,524	$2,121	9.4%

Research and development expenses were $13.1 million and $11.8 million for the three months ended June 30, 2018 and 2017, respectively. The increase in research and development expenses of $1.3 million was primarily due to an increase of $0.8 million in salary and other employee-related costs for additional headcount and stock-based compensation expense, as well as a $0.5 million increase in preclinical expenses related to our portfolio expansion and other program costs.

Research and development expenses were $24.6 million and $22.5 million for the six months ended June 30, 2018 and 2017, respectively. The increase in research and development expenses of $2.1 million was primarily due to an increase of $1.8 million in salary and other employee-related costs for additional headcount and stock-based compensation expense, as well as a $1.1 million increase in preclinical expenses related to our portfolio expansion and other program costs, offset by a $0.7 million decrease in development expenses for ZILRETTA, including CMC and clinical trial costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $31.0 million and $15.1 million for the three months ended June 30, 2018 and 2017, respectively. Selling expenses were $22.7 million and $8.0 million for the three months ended June 30, 2018 and 2017, respectively.  The year-over-year increase in selling expenses of $14.7 million was primarily due to salary and other employee-related costs associated with additional headcount and costs related to the establishment of commercial marketing and sales capabilities.  The year-over-year increase in general and administrative expenses of $1.2 million was primarily due to salary and other employee-related costs associated with additional headcount and increased stock-based compensation expense.

Selling, general and administrative expenses were $57.9 million and $28.2 million for the six months ended June 30, 2018 and 2017, respectively. Selling expenses were $40.8 million and $13.2 million for the six months ended June 30, 2018 and 2017. The year-over-year increase in selling expenses of $27.6 million was primarily due to salary and other employee-related costs associated with additional headcount and costs related to the establishment of commercial marketing and sales capabilities. The year-over-year increase in general and administrative expenses of $2.1 million was primarily due to the salary and other employee-related costs associated with additional headcount and increased stock-based compensation expense.

Other Income (Expense)

Interest income was $1.3 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively. Interest income was $2.4 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively. The increase in interest income was primarily due to an increase in the average investment balance and yield.

Interest expense was $3.9 million and $2.9 million for the three months ended June 30, 2018 and 2017, respectively. Interest expense was $7.8 million and $3.5 million for the six months ended June 30, 2018 and 2017, respectively. The increase in interest expense for the three and six months ended June 30, 2018 was due to interest incurred on the 2024 Convertible Notes.

Liquidity and Capital Resources

For the six months ended June 30, 2018, we generated $6.0 million in product revenue.  We have incurred significant net losses in each year since our inception, including net losses of $137.5 million, $71.9 million, and $46.3 million for fiscal years 2017, 2016, and 2015, respectively, and $85.4 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $434.6 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt and convertible debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through June 30, 2018, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and convertible debt, and through venture debt financing. From our inception through June 30, 2018, we had raised approximately $756 million from such transactions, including amounts from our initial and follow-on public offerings during 2014, 2016 and 2017, as well as our term loan facility entered into in 2015 and our 2024 Convertible Notes issuance in 2017. As of June 30, 2018, we had cash, cash equivalents, and marketable securities of $340.4 million.  Based on our current operating plan we anticipate that our existing cash, cash equivalents, and marketable securities will fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this report. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an objective of capital preservation.

The following table shows a summary of our cash flows for each of the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows used in operating activities	$(82,026)	$(42,239)
Cash flows provided by investing activities	130,296	15,361
Cash flows (used in) provided by financing activities	(2,094)	193,262
Net increase in cash and cash equivalents	$46,176	$166,384

Net Cash Used in Operating Activities

Operating activities used $82.0 million of cash in the six months ended June 30, 2018. The cash flow used in operating activities resulted primarily from our net loss for the period of $85.4 million and changes in our operating assets and liabilities of $8.6 million, offset by non-cash charges of $12.1 million. Changes in our operating assets and liabilities consisted primarily of a $4.7 million increase in accounts receivable, a $1.5 million increase in inventory, and a decrease of $2.9 million in accounts payable and accrued expenses, partially offset by a $0.4 million decrease in prepaid expenses and other current assets. Our non-cash charges consisted primarily of $7.6 million of stock-based compensation expense, $3.8 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, and $1.1 million of depreciation, partially offset by $0.5 million of amortization and accretion related to our investments.

Operating activities used $42.2 million of cash in the six months ended June 30, 2017. The cash flow used in operating activities resulted primarily from our net loss of $52.8 million for the period, partially offset by changes in our operating assets and liabilities of $4.0 million and non-cash charges of $6.5 million. Our non-cash charges consisted primarily of $4.7 million of stock-based compensation expense and $1.2 million of depreciation and amortization offset by $0.6 million of premium paid on marketable securities. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $1.5 million decrease in our prepaid expenses and other current assets due primarily to the receipt of a refund of the ZILRETTA new drug application (NDA) fee and an increase of $2.5 million in accounts payable and accrued expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $130.3 million in the six months ended June 30, 2018. Net cash provided by investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $196.1 million, partially offset by cash used to purchase marketable securities of $65.2 million.  In addition, $0.6 million of cash was used for capital expenditures, including $0.2 million for lab equipment and $0.4 million for leasehold improvements related to an expansion of our Burlington, Massachusetts headquarters.

Net cash provided by investing activities was $15.4 million in the six months ended June 30, 2017. Net cash provided by investing activities consisted primarily of cash received from the redemption and sale of marketable securities of $135.4 million, partially offset by cash used to purchase marketable securities of $118.3 million. In addition, $1.7 million of cash was used to purchase manufacturing equipment.

Net Cash Used in (Provided by) Financing Activities

Net cash used in financing activities was $2.1 million for the six months ended June 30, 2018.   Net cash used in financing activities in the six months ended June 30, 2018 consisted primarily of $5.0 million related to the payment of principal on our 2015 term loan, partially offset by $2.9 million received from the exercise of stock options and employee stock purchases through our employee stock purchase plan.

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

Investments

We do not believe that our cash and investments have significant risk of default or illiquidity. While we believe our cash and investments are invested with the goal of capital preservation, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Convertible Notes

On May 2, 2017, we issued $201.3 million aggregate principal amount of 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.375% per year, payable semi-annually in arrears on May and November 1st of each year. The 2024 Convertible Notes will mature on May 1, 2024, unless repurchased or converted earlier. The 2024 Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election (subject to certain limitations in the 2015 term loan), at a conversion rate of approximately 37.3413 shares of common stock per $1,000 principal amount of the 2024 Convertible Notes, which corresponds to a conversion price of approximately $26.78 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $19.72 on May 2, 2017, the date the 2024 Convertible Notes offering was priced. As of May 2, 2017, the fair value of the 2024 Convertible Notes was $136.7 million. Our 2024 Convertible Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the 2024 Convertible Notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair value of our 2024 Convertible Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $245.8 million at June 30, 2018.

Foreign Currency Exchange

Most of our transactions are conducted in the U.S. dollar. We do have certain agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of June 30, 2018 we had $0.3 million in liabilities denominated in British Pounds. No other payables to vendors were denominated in currencies other than in U.S. dollars; therefore, a hypothetical 10% change in foreign exchange rates would have an immaterial effect on the value of our liabilities. As of June 30, 2018, we had approximately $18,000 in cash denominated in British Pounds.  A hypothetical 10% change in foreign exchange rates would result in an immaterial change in the amount of cash denominated in British Pounds.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2018, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

You should consider carefully the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in our Quarterly Report on Form 10-Q filed on May 8, 2018. The risks and uncertainties below are those identified by us as material, but there are also additional risks and uncertainties that we are unaware of that may become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected and the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Need for Additional Capital

(*) We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We have a limited operating history. To date, we have focused primarily on developing our commercialized product, ZILRETTA. Any additional product candidates we develop will require substantial development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $137.5 million, $71.9 million, and $46.3 million for fiscal years 2017, 2016, and 2015, respectively, and $85.4 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $434.6 million. We expect to incur net losses over the next few years as we invest in the commercialization of ZILRETTA and advance our development programs.

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

As of June 30, 2018, we had cash, cash equivalents, and marketable securities of approximately $340.4 million and working capital of $324.6 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital requirements for at least the next twelve months from the issuance date of the financial statements included in this report. Regardless of our expectations as to how long our cash, cash equivalents, and marketable securities will fund our operations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

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

Immediate-release TA and other injectable immediate-release steroids, which are the current intra-articular, or IA, standard of care for OA pain, are available in generic form and are therefore relatively inexpensive compared to the pricing for ZILRETTA. These generic steroids also have well-established market positions and familiarity with physicians, healthcare payers and patients. Although we believe the proven and extended pain relief evidenced in our clinical trial demonstrate that ZILRETTA represents a clinically meaningful and highly efficacious option for patients and physicians, it is possible that we will receive data from additional clinical trials or in a post-marketing setting from physician and patient experiences with the commercial product that does not continue to support such interpretations. It is also possible that the FDA, physicians and healthcare payers will not agree with our interpretation of our existing and future clinical trial data. If we are unable to demonstrate the value of ZILRETTA based on our data, our opportunity for ZILRETTA to maintain premium pricing and be commercialized successfully would be adversely affected. For example, although ZILRETTA showed numeric improvements through week 12 in validated, OA specific pain, stiffness, function and quality of life exploratory measures and showed numeric improvements in average daily pain, it did not achieve statistical significance at the week 12 ADP timepoint compared to immediate-release TA. As a result, it is possible that healthcare payers will not agree with our assessment that ZILRETTA’s proven pain relief supports premium pricing.

In addition to existing generic steroids, such as immediate-release TA, the FDA or other applicable regulatory authorities may approve generic products that could compete with ZILRETTA, if we cannot adequately protect it with our patent portfolio. Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. The FDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use, or labeling as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as ZILRETTA. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to our products would materially adversely impact our ability to successfully commercialize our products, including ZILRETTA.

(*) We face significant competition from other biopharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, the competition in the pain and OA market is intense. We have competitors both in the United States and internationally, including major multinational pharmaceutical and biotechnology companies. For example, the injectable OA treatment market today includes many injectable immediate-release steroids, including TA, the active ingredient in ZILRETTA, as well as hyaluronic acid, or HA, injections. In addition, we expect that injectable therapies, such as ZILRETTA, will continue to be used primarily after oral medications no longer provide adequate pain relief. To the extent that new or improved oral or other systemically administered pain medications are introduced that demonstrate better long-term efficacy and safety, patients and physicians may further delay the introduction of injectable therapies, such as ZILRETTA in the OA treatment continuum. ZILRETTA could also face competition from other formulations or devices that deliver pain medication on an extended basis, such as transdermal delivery systems or implantable devices.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy and safety of ZILRETTA and our product candidates, including as relative to marketed products and product candidates in development by third parties;
•	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies;
•	the time it takes for our product candidates to complete clinical development and receive marketing approval;
•	the ability to maintain a good relationship with regulatory authorities;
•	the ability to commercialize and market ZILRETTA and any of our product candidates that receive regulatory approval;
•	the price of ZILRETTA and any of our future products, including in comparison to branded or generic competitors;
•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;
•	the ability to protect our intellectual property rights;
•	the ability to manufacture on a cost-effective basis and sell commercial quantities of ZILRETTA and any of our product candidates that receive regulatory approval; and
•	acceptance of ZILRETTA and any of our product candidates that receive regulatory approval by patients, physicians and other healthcare providers.

If our competitors market products that are more effective, safer or less expensive than ZILRETTA or our other future products, if any, or that reach the market sooner than any future products, if any, we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because we have limited research and development capabilities, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies, products or product candidates obsolete, less competitive or not economical.

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

Successful sales of ZILRETTA and any other approved product candidates depend on the availability of coverage and adequate reimbursement from third-party payers, including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payers, among others. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from third-party payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. The resulting reimbursement payment rates for ZILRETTA and, if approved, our other product candidates, might not be adequate or may require co-payments that patients find unacceptably high.

Third-party payers may require documented proof that patients meet certain eligibility criteria in order to be reimbursed for ZILRETTA, for example requiring that a patient first try and fail treatment with an injection of generic corticosteroid. Also, third-party payers may require that pre-approval, or prior-authorization, be obtained from the payer for reimbursement of ZILRETTA, or limit coverage to one injection or a limited number of injections over a set time period. Patients are unlikely to use ZILRETTA and, if approved, any other products, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. For example, ZILRETTA is sold to physicians on a “buy and bill” basis. Buy and bill products must be purchased by healthcare providers before they can be administered to patients. Healthcare providers subsequently must seek reimbursement for the product from the applicable third party payer, such as Medicare or a health insurance company. Healthcare providers may be reluctant to administer ZILRETTA because they would have to fund the purchase of the product and then seek reimbursement, which may be different from their purchase price, or because they do not want the additional administrative burden required to obtain reimbursement for the product.

Further, the status of reimbursement codes for ZILRETTA could also affect reimbursement. J codes, Q codes and C codes are reimbursement codes maintained by the CMS that are a component of the Healthcare Common Procedure Coding System (HCPCS) and are typically used to report injectable drugs that ordinarily cannot be self-administered. We had a product-specific C code, which took effect April 1, 2018, and was utilized for Medicare claims in the hospital outpatient setting during the second quarter of 2018.  As of July 1, 2018, we have a product-specific Q code for ZILRETTA for all Medicare claims. While the Q code is now used for all Medicare claims, we expect that a non-specific miscellaneous J code may continue to be used by certain commercial payers that choose not to recognize the Q code. The non-specific miscellaneous J code is used for a wide variety of products and health plans may have more difficulty determining the actual product used and billed for the patient. As a result, these claims must often be submitted with additional information and manually processed, which can create delays in claims processing times as well as increasing the likelihood for claim errors. In May 2018, CMS included ZILRETTA on its list of products that have been recommended for a product-specific J code, which was reviewed at a public hearing.  The final list of product-specific J codes is anticipated to be published in the fourth quarter of 2018, with new codes expected to take effect on January 1, 2019.

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

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer and one payer’s determination to provide coverage for ZILRETTA does not ensure that other payers also will provide coverage. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

While the FDA granted approval of ZILRETTA based on the data included in the NDA, including data from our completed pivotal Phase 3 clinical trial, we do not know whether the results when a large number of patients and broader populations are exposed to ZILRETTA, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of ZILRETTA that served as the basis for the approval of ZILRETTA.  New data relating to ZILRETTA, including from adverse event reports or our on-going studies of ZILRETTA related to repeat-dose safety, hip and shoulder OA or synovitis in knee OA, may result in changes to the product label and may adversely affect sales, or result in withdrawal of ZILRETTA from the market. The FDA and regulatory authorities in other jurisdictions may also consider any new data in connection with further marketing approval applications. If ZILRETTA or any additional approved products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

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

(*) Recently enacted and future legislation, including health care reform measures, may increase the difficulty and cost for us to commercialize ZILRETTA and any future products and may affect the prices we may obtain.

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

In March 2010, the Patient Protection and Affordable Care Act, or PPACA, was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the PPACA provisions of importance to the pharmaceutical industry are the following:

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

•

new requirements under the federal Open Payments program, created under Section 6002 of PPACA, and its implementing regulations that require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and that applicable manufacturers and applicable group purchasing organizations report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members, with data collection and reporting to CMS currently required by March 31st, of each calendar year;

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

Some of the provisions of PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of PPACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay, circumvent, or loosen certain requirements mandated by PPACA.  Further, The Tax Cuts and Jobs Act of 2017, signed into law on December 22, 2017, removed the individual mandate starting in 2019 that required individuals to have insurance or face a penalty.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriation for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Moreover, the Bipartisan Budget Act of 2018, among other things, amends PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”  More recently, in July 2018, CMS announced that it is suspending further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.  Congress may consider additional legislation to replace or repeal other elements of PPACA. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is unclear.

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, as well as additional downward pressure on the price that we receive for any approved product, including ZILRETTA. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including at the federal level several recent U.S. Congressional inquiries and legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payers. The Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize ZILRETTA and any future products for which we receive regulatory approval. Additionally, we are currently unable to predict what additional legislation or regulation, if any, relating to the healthcare industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials. In particular, the results generated in our completed ZILRETTA pivotal Phase 3 clinical trial do not ensure that any ongoing or future ZILRETTA clinical trial, including our ongoing repeat dose safety clinical trial or our clinical trials of ZILRETTA in hip and shoulder OA, will be successful or consistent with the results generated in the Phase 3 trial.

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

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of ZILRETTA and any future products, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. For example, as part of our promotion strategy for ZILRETTA we communicate certain results from our Phase 3 clinical trial and other clinical data that are consistent with, but not directly included in, the product label. While we believe our communication of this data is in accordance with FDA guidance and applicable laws, we cannot be certain that the FDA or other regulatory agencies will agree with our use of this data or our sales force may use such data in a way that is inconsistent with our policies. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of HHS, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug, and Cosmetic Act, or the FDCA, the federal False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

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

(*) Any relationships with healthcare professionals, principal investigators, consultants, actual and potential customers, and third-party payers in connection with our current and future business activities are and will continue to be subject, directly or indirectly, to federal and state healthcare laws. If we are unable to comply, or have not fully complied, with such laws, we could face criminal sanctions, civil penalties, administrative penalties, imprisonment, exclusion, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight, and curtailment or restructuring of our operations.

Our operations are directly or indirectly subject to various federal and state healthcare laws, including without limitation, fraud and abuse laws, false claims laws, marketing expenditure tracking and disclosure (or “sunshine”) laws, government price reporting, and health information privacy and security laws. Our potential exposure under such laws increased significantly with the commercialization of ZILRETTA in the United States through our dedicated sales force. Our costs associated with compliance are also likely to increase. These laws may impact, among other things, our current activities with investigators and research subjects, as well as proposed sales, marketing, promotion, manufacturing, distribution, pricing, discounting, customer, incentive programs, education programs and other business arrangements and activities. In addition, we may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order, or arranging for the purchase, lease or order, of any good, item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;

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

•

state, local, and foreign law equivalents of each of the above federal laws and regulations, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers and entities, or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales and medical representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA, thus complicating compliance efforts;

•

the Foreign Corrupt Practices Act, or FCPA, a U.S. law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals);

•	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•

state and federal government price reporting laws that require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement, rebates and/or discounts on our marketed drugs (participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, and potentially limit our ability to offer certain marketplace discounts); and

•

the European Union’s General Data Protection Regulation ((EU) 2016/679), or GDPR, which went into effect in May 2018, and which introduces strict requirements for processing personal data of individuals within the EU.

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

Our other product candidates, including FX201, also rely on sole sources of supply for the preclinical and clinical supply of materials. The manufacturing processes for FX201 and our other product candidates are complex and it may difficult or impossible to finalize appropriate processes for the scaled manufacture of the product candidates.

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

We rely upon and plan to continue to rely upon third party CROs to monitor and manage data for our preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with FDA laws and regulations regarding current good clinical practice, or GCP, which are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Council for Harmonization guidelines for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, portions of the clinical trials for our product candidates are being conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

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

As of June 30, 2018, we had 268 full-time employees, with approximately 100 of these employees being MBMs focused on the marketing of ZILRETTA in the United States. In addition, as our company matures, we expect to further expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. This growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to successfully commercialize ZILRETTA and, if approved, our other product candidates, and compete effectively will depend, in part, on our ability to effectively manage our recent and future growth.

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

(*) If we collaborate with third parties to develop and commercialize products outside of the United States, a variety of risks associated with international operations could materially and adversely affect our business.

If we enter into agreements with third parties to market ZILRETTA, and if approved, our other product candidates, outside of the United States, we expect to be subject to additional risks related to entering into international business relationships, including:

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
•

potential noncompliance with the FCPA, the United Kingdom Bribery Act 2010, or similar antibribery and anticorruption laws in other jurisdictions as well as various regulations pertaining to data privacy, such as the GDPR;

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

(*) If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulation, we may be subject to liabilities that adversely affect our business, operations and financial performance.

We are subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, HIPAA, and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In addition to HIPAA, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, and storage of personal information.

We may also be subject to or affected by foreign laws and regulation, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the GDPR, which introduces strict requirements for processing personal data. The GDPR is likely to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health conditions, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of the annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, it has and will continue to require significant effort and expense to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR may change periodically or may be modified by European Union national law, and could have an effect on our business operations if compliance becomes substantially costlier than under current requirements. It is possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after our product candidates obtain regulatory approval, which may subject us to increased competition and reduce or eliminate our ability to recover our development costs. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Although we may be able to seek extensions of patent terms where available, including in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent, we cannot be certain that an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be. The applicable authorities, including the EMA, FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Until January 1, 2019, we are an “emerging growth company,” as defined in the Jumpstart Our Business Startup Act, or JOBS Act. During this period, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. Because our common stock held by non-affiliates exceeded $700 million as of June 30, 2018, we will be deemed a large accelerated filer as of January 1, 2019.

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

(*) Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses, or NOLs, and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. During the quarter ended June 30, 2014, we completed a Section 382 study through February 11, 2014. The results of this study showed that as of February 11, 2014, one historical ownership change within the meaning of Section 382 had occurred in 2009. As a result of this Section 382 limitation, approximately $0.3 million of NOLs will expire unutilized. The Company updated its Section 382 study through October 31, 2017, which indicated ownership changes within the meaning of Section 382 have occurred in December 2014 and June 2016, however, it is not anticipated that a portion of the Company’s NOLs will expire unutilized as a result of the Section 382 limitations arising from these ownership changes.  Subsequent ownership changes as defined by Section 382 may further limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit number	Description of document

3.1	Amended and Restated Certificate of Incorporation of Flexion (Exhibit 3.1, Current Report on Form 8-K, filed with the SEC on February 19, 2014).

3.2	Amended and Restated Bylaws of Flexion (Exhibit 3.2, Current Report on Form 8-K, filed with the SEC on February 19, 2014).

4.1	Form of Common Stock Certificate of Flexion (Exhibit 4.1, Registration Statement on Form S-1 (File No. 333-193233), as amended, filed with the SEC on January 29, 2014).

4.2	Indenture, dated May 2, 2017, by and between Flexion and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1, Current Report on Form 8-K filed with the SEC on May 2, 2017).

4.3

Form of Note representing Flexion’s 3.375% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1, Current Report on Form 8-K filed with the SEC on May 2, 2017).

4.4

Consent and Second Amendment to Credit and Security Agreement, dated April 24, 2017, between Flexion and MidCap Financial Trust, as administrative agent (Exhibit 4.3, Current Report on Form 8-K filed with the SEC on May 2, 2017).

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

Flexion Therapeutics, Inc.

Date: August 7, 2018	By:	/s/ Michael D. Clayman
Michael D. Clayman
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ David Arkowitz
David Arkowitz
Chief Financial Officer
(Principal Accounting and Financial Officer)