Form 10-Q
period 2018-09-30
Flexion Therapeutics Inc
filed 2018-11-07
CIK 1419600

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 1, 2018, the registrant had 37,856,737 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$117,766	$127,789
Marketable securities	185,094	264,589
Accounts receivable, net	8,798	410
Inventories	5,076	1,799
Prepaid expenses and other current assets	4,676	3,403
Total current assets	$321,410	$397,990
Property and equipment, net	10,285	11,189
Long-term investments	—	31,538
Restricted cash	—	600
Total assets	$331,695	$441,317
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,657	$6,222
Accrued expenses and other current liabilities	17,588	14,383
Current portion of long-term debt	9,967	9,967
Total current liabilities	$36,212	$30,572
Long-term debt, net	5,964	12,936
2024 convertible notes, net	142,868	137,107
Other long-term liabilities	546	428
Total liabilities	$185,590	$181,043
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2018 and December 31, 2017 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,825,275 and 37,610,897 shares issued and outstanding, at September 30, 2018 and December 31, 2017, respectively	38	38
Additional paid-in capital	624,475	609,810
Accumulated other comprehensive loss	(157)	(407)
Accumulated deficit	(478,251)	(349,167)
Total stockholders' equity	146,105	260,274
Total liabilities and stockholders' equity	$331,695	$441,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Product revenue, net	$6,990	$—	$12,981	$—
Operating expenses
Cost of sales	1,619	—	5,264	—
Research and development	13,578	12,846	38,223	35,371
Selling, general and administrative	32,804	18,375	90,739	46,533
Total operating expenses	48,001	31,221	134,226	81,904
Loss from operations	(41,011)	(31,221)	(121,245)	(81,904)
Other (expense) income
Interest income	1,157	1,095	3,572	2,450
Interest expense	(3,930)	(3,843)	(11,775)	(7,363)
Other income (expense)	144	(219)	364	(136)
Total other (expense) income	(2,629)	(2,967)	(7,839)	(5,049)
Net loss	$(43,640)	$(34,188)	$(129,084)	$(86,953)
Net loss per common share, basic and diluted	$(1.15)	$(1.07)	$(3.42)	$(2.73)
Weighted average common shares outstanding, basic and diluted	37,818	31,931	37,712	31,821
Other comprehensive income (loss):
Unrealized gains from available-for-sale securities, net of tax of $0	153	18	250	9
Total other comprehensive income (loss)	153	18	250	9
Comprehensive loss	$(43,487)	$(34,170)	$(128,834)	$(86,944)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited in thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2015	21,570	$22	$243,853	$(97)	$(139,792)	$103,986
Issuance of common stock net of issuance costs	10,040	10	147,491			147,501
Issuance of common stock for equity awards	30		167			167
Employee stock purchase plan	27		476			476
Stock-based compensation expense			6,770			6,770
Net loss					(71,894)	(71,894)
Other comprehensive income				26		26
Balance at December 31, 2016	31,667	$32	$398,757	$(71)	$(211,686)	$187,032
Issuance of common stock net of issuance costs	5,520	6	132,171			132,177
Issuance of common stock for equity awards	334		3,858			3,858
Employee stock purchase plan	90		1,016			1,016
Stock-based compensation expense			11,542			11,542
Portion of convertible debt proceeds allocated to equity component			62,466			62,466
Net loss					(137,481)	(137,481)
Other comprehensive loss				(336)		(336)
Balance at December 31, 2017	37,611	$38	$609,810	$(407)	$(349,167)	$260,274
Issuance of common stock for equity awards	161		1,896			$1,896
Employee stock purchase plan	53		1,129			1,129
Stock-based compensation expense			11,640			11,640
Net loss					(129,084)	(129,084)
Other comprehensive income				250		250
Balance at September 30, 2018	37,825	$38	$624,475	$(157)	$(478,251)	$146,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(129,084)	$(86,953)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	1,494	1,456
Stock-based compensation expense	11,640	7,570
(Accretion) Amortization of (discount) premium on marketable securities	(803)	355
Amortization of debt discount and debt issuance costs	5,786	2,985
Premium paid on securities purchased	(215)	(676)
Changes in operating assets and liabilities:
Accounts receivable	(8,388)	—
Inventory	(3,044)	—
Prepaid expenses, other current and long-term assets	(1,273)	181
Accounts payable	2,300	2,020
Accrued expenses and other current and long-term liabilities	3,826	7,124
Net cash used in operating activities	(117,761)	(65,938)
Cash flows from investing activities
Purchases of property and equipment	(688)	(1,882)
Purchases of marketable securities	(157,116)	(199,756)
Sale and redemption of marketable securities	269,417	203,578
Net cash provided by investing activities	111,613	1,940
Cash flows from financing activities
Proceeds from the issuance of 2024 convertible notes	—	201,250
Payment of debt issuance costs	—	(6,470)
Payments on notes payable	(7,500)	(5,833)
Payments of public offering costs	—	(95)
Proceeds from the exercise of stock options	1,896	3,077
Proceeds from employee stock purchase plan	1,129	453
Net cash (used in) provided by financing activities	(4,475)	192,382
Net (decrease) increase in cash, cash equivalents, and restricted cash	(10,623)	128,384
Cash, cash equivalents, and restricted cash at beginning of period	128,389	31,395
Cash, cash equivalents, and restricted cash at end of period	$117,766	$159,779
Supplemental disclosures of cash flow information
Cash paid for interest	4,268	1,334
Supplemental disclosures of non-cash financing activities
Purchases of property and equipment in accounts payable and accrued expenses	143	14

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (“GAAP”) for consolidated financial information including the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2018.

The information presented in the condensed consolidated financial statements and related notes as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, is unaudited.  The December 31, 2017 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any future period.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of September 30, 2018, the Company had cash, cash equivalents, and marketable securities of approximately $302.9 million. Management believes that current cash, cash equivalents and marketable securities on hand at September 30, 2018 should be sufficient to fund operations for at least the next twelve months from the issuance date of these financial statements. The future viability of the Company may be dependent on its ability to raise additional capital to finance its operations, including to support the commercialization of ZILRETTA and fund increased research and development costs in order to seek approval and commercialize its product candidates. The Company may not be able to obtain financing on acceptable terms, or at all. If the Company is unable to obtain funding on a timely basis, the Company may need to curtail its operations, including the commercialization of ZILRETTA and research and development activities, which could adversely affect its prospects.

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

In November 2016, the FASB issued ASU 2016-18, Statement of cash flows (Topic 230): Restricted Cash (“ASU 2016-18”), to provide specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash equivalents. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018. As a result of the adoption of ASU 2016-18, $0.6 million and $0.5 million of restricted cash was included in the beginning-of-period cash, cash equivalents, and restricted cash amount shown on the statement of cash flows for the nine months ended September 30, 2018 and 2017, respectively, and no restricted cash and $0.6 million of restricted cash was included in the end-of-period cash, cash equivalents, and restricted cash amount shown on the statement of cash flows for the nine months ended September 30, 2018 and 2017, respectively.

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

Accounting Standards Recently Issued

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and liabilities, including operating leases, on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02. The Company is evaluating these leases and the amount of the impact, which may be material, and whether there are other existing contracts that may become leases under the new lease standard. The Company’s analysis includes, but is not limited to, reviewing existing leases, reviewing other agreements for potential embedded leases, establishing policies and procedures for identifying and accounting for new leases, assessing potential disclosures and evaluating the impact of adoption on the Company’s condensed consolidated financial statements. The Company plans to adopt ASU 2016-02 using the transition approach approved by the FASB in July 2018 as part of ASU 2018-11. Under this method, the Company will initially apply the new lease requirements at the effective date (i.e., January 1, 2019), report comparative periods presented in the financial statements in the period of adoption under current GAAP (i.e., ASC 840, Leases), and provide the required disclosures under ASC 842 for the current year and ASC 840 for all periods presented under ASC 840.

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

In July 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, as part of the FASB’s disclosure framework project. ASU 2018-13 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2019 and early adoption is permitted. Additionally, the new standard permits an entity to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until their effective date. ASU 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The Company will early adopt this portion of the standard as of the quarter ended September 30, 2018. The Company does not expect the adoption of the remainder of ASU 2018-13 to have any impact on its consolidated financial statements, as the changes to the disclosures are primarily relevant for companies with Level 3 assets and liabilities, which the Company does not have.

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Therapeutics Securities Corporation. The Company has eliminated all intercompany transactions for the three and nine months ended September 30, 2018 and the year ended December 31, 2017.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2018 and, therefore, the transaction price was not reduced further during the three and nine months ended September 30, 2018. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s original estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such changes in estimates become known.

Trade Discounts and Allowances— The Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through September 30, 2018, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.

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

To date, the Company’s only source of product revenue has been from the U.S. sales of ZILRETTA, which it began shipping to customers in October 2017.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2018:

(In thousands)	Trade Discounts, Allowances and Government Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2017	$60	$15	$2	$77
Provision related to sales in the current year	1,002	291	72	1,365
Credit and payments made	(606)	(6)	—	(612)
Balance as of September 30, 2018	$456	$300	$74	$830

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2018 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$105,085	$—	$105,085
Marketable securities	—	185,094	—	185,094
	$—	$290,179	$—	$290,179

	Fair Value Measurements as of December 31, 2017 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$109,196	$—	$109,196
Marketable securities	—	296,127	—	296,127
	$—	$405,323	$—	$405,323

As of September 30, 2018 and December 31, 2017 the Company’s cash equivalents that are invested in money market funds and overnight repurchase contracts are valued based on Level 2 inputs. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. Amortization and accretion of discounts and premiums are recorded in other income.

The Company has a term loan outstanding under its 2015 credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank (the “2015 term loan”).  The amount outstanding on its 2015 term loan is reported at its carrying value in the accompanying balance sheet. The Company determined the fair value of the 2015 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2015 term loan was valued using Level 2 inputs as of September 30, 2018 and December 31, 2017. The result of the calculation yielded a fair value that approximates its carrying value.

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

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading.  The market for trading of the 2024 Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.  The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $202.6 million at September 30, 2018.

4. Marketable Securities

As of September 30, 2018 and December 31, 2017 the fair value of available-for-sale marketable securities by type of security was as follows:

	September 30, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	23,358	—	—	23,358
U.S. government obligations	$91,587	$—	$(52)	$91,535
Corporate bonds	70,306	—	(105)	70,201
	$185,251	$—	$(157)	$185,094

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$22,436	$—	$—	$22,436
U.S. government obligations	121,470	$—	(136)	121,334
Corporate bonds	152,630	$—	(273)	152,357
	$296,536	$—	$(409)	$296,127

As of September 30, 2018 and December 31, 2017, marketable securities consisted of approximately $185.1 and $264.6 million, respectively, of investments that mature within twelve months. As of December 31, 2017, long-term investments consisted of approximately $31.5 million of investments that mature after one year but within two years or less from the balance sheet date. There were no investments with maturities greater than twelve months as of September 30, 2018.

5.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Prepaid expenses	$4,243	$2,359
Deposits	66	66
Interest receivable on marketable securities	367	978
Total prepaid expenses and other current assets	$4,676	$3,403

6. Inventory

Inventory consisted of the following as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Raw materials	$1,586	$928
Work in process	2,726	746
Finished goods	764	125
Total inventories	$5,076	$1,799

Inventory acquired prior to receipt of the marketing approval for ZILRETTA, totaling approximately $3.7 million, was expensed as research and development expense as incurred. The Company began to capitalize the costs associated with the production of ZILRETTA upon receipt of FDA approval of ZILRETTA on October 6, 2017.  As of September 30, 2018, substantially all of the finished goods inventory that was previously expensed had been sold to customers.

Finished goods manufactured by the Company have a shelf life of approximately 24 months from the date of manufacture.

The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life.  During the three and nine months ended September 30, 2018, the Company expensed $1.4 million and $5.0 million to cost of sales for unabsorbed manufacturing and overhead costs related to the operation of the United Kingdom facility at Patheon UK Limited. The Company determined that no write-downs to inventory for potentially excess, dated or obsolete inventory were required.

7. Property and Equipment, Net

Property and equipment, net, as of September 30, 2018 and December 31, 2017 consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017
Computer and office equipment	$1,133	$1,124
Manufacturing equipment	11,953	11,780
Furniture and fixtures	604	456
Software	434	434
Leasehold improvements	815	474
Construction in progress	457	305
	15,396	14,573
Less: Accumulated depreciation	(5,111)	(3,384)
Total property and equipment, net	$10,285	$11,189

Depreciation expense for the three and nine months ended September 30, 2018 was approximately $0.4 million and $1.5 million, respectively, compared to $0.5 million and $1.5 million for the same periods in the prior year.  No property and equipment was disposed of during the nine months ended September 30, 2018. Construction in progress consists of equipment purchased for the Company’s portfolio expansion efforts, as well as leasehold improvements related to the second floor space expansion of the Company’s Burlington, Massachusetts headquarters.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Research and development	$605	$969
Payroll and other employee-related expenses	8,818	9,309
Professional services fees	3,953	2,591
Interest expense	2,904	1,249
Accrual for employee stock purchase plan	652	141
Other	656	124
Total accrued expenses and other current liabilities	$17,588	$14,383

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

The credit and security agreement also contains certain representations, warranties, and covenants of the Company as well as a material adverse event clause. As of September 30, 2018, the Company was compliant with all covenants.

Borrowings under the credit facility accrue interest monthly at a fixed interest rate of 6.25% per annum. Following an interest-only period of 19 months, principal is due in 36 equal monthly installments commencing March 1, 2017 and ending February 1, 2020 (the “maturity date”). Upon the maturity date, the Company will be obligated to pay a final payment equal to 9% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the straight-line method, which approximates the effective interest method. As of September 30, 2018, the carrying value of the term loan was approximately $15.9 million, of which $10.0 million was due within 12 months and $5.9 million was due in greater than 12 months.

In connection with the credit and security agreement, the Company incurred debt issuance costs totaling approximately $150,000. These costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method.  The Company deducted the debt issuance costs from the carrying amount of the debt as of September 30, 2018 and December 31, 2017.

As of September 30, 2018, annual principal and interest payments due under the 2015 term loan are as follows:

Year	Aggregate Minimum Payments (in thousands)
2018	2,710
2019	10,449
2020	4,383
Total	$17,542
Less interest	(716)
Less unamortized portion of final payment	(895)
Total	$15,931

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

Debt discount and issuance costs of $68.9 million are being amortized to interest expense over the life of the 2024 Convertible Notes using the effective interest rate method. As of September 30, 2018, the stated interest rate was 3.375%, and the effective interest rate was 9.71%. Interest expense related to the 2024 Convertible Notes for the three and nine months ended September 30, 2018 was $3.5 million and $10.4 million, respectively, including $1.8 million and $5.4 million related to amortization of the debt discount.

The table below summarizes the carrying value of the 2024 Convertible Notes as of September 30, 2018:

(in thousands)
Gross proceeds	$201,250
Portion of proceeds allocated to equity component (additional paid-in capital)	(64,541)
Debt issuance costs	(6,470)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,075
Amortization of debt discount and debt issuance costs	10,554
Carrying value 2024 Convertible Notes	$142,868

10. Stock-Based Compensation

Stock Option Valuation

The fair value of each of the Company’s stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The Company currently estimates its expected stock volatility based on the historical volatility of its publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly-traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk-free interest rates	2.82-2.96%	1.99-2.19%	2.67-2.96%	1.97-2.29%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	71.3-72.1%	71.3-72.1%	69.8-72.1%	69.9-72.8%

The following table summarizes stock option activity for the nine months ended September 30, 2018:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2017	3,800	$17.75
Granted	1,061	23.76
Exercised	(153)	12.40
Cancelled	(243)	20.11
Outstanding as of September 30, 2018	4,465	$19.24
Options vested and expected to vest at September 30, 2018	4,465	$19.24
Options exercisable at September 30, 2018	2,155	$16.58

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. Options to purchase a total of approximately 153,116 shares of the Company’s common stock, with an aggregate intrinsic value of approximately $2.1 million, were exercised during the nine months ended September 30, 2018.

At September 30, 2018 and 2017, there were options for the purchase of approximately 4,464,877 and 3,738,000 shares of the Company’s common stock outstanding, respectively, with a weighted average remaining contractual term of 7.7 years and 8.0 years, respectively, and with a weighted average exercise price of $19.24 and $17.63 per share, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2018 and 2017 was $15.36 and $14.19 per share, respectively.

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

During the nine months ended September 30, 2018, the Company awarded 239,366 RSUs to employees at an average grant date fair value of $22.90 per share. The RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee's continued employment with, or services to, the Company on each vesting date. Compensation expense is recognized on a straight-line basis.

The following table summarizes the RSU activity for the nine months ended September 30, 2018:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2017	82	$16.43
Granted	239	22.90
Cancelled	(19)	22.31
Vested/Released	(11)	18.20
Nonvested Balance as of September 30, 2018	291	$21.73

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs and shares purchased under the Employee Stock Purchase Plan for the three and nine months ended September 30, 2018 and 2017 as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Research and development	$1,276	$1,057	$3,563	$2,859
Selling, general and administrative	2,723	1,772	8,077	4,711
Total	$3,999	$2,829	$11,640	$7,570

As of September 30, 2018, unrecognized stock-based compensation expense for stock options outstanding was approximately $29.0 million which is expected to be recognized over a weighted average period of 2.7 years. As of September 30, 2018, unrecognized stock-based compensation expense for RSUs outstanding was $4.5 million which is expected to be recognized over a period of 3.2 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Numerator:
Net loss	$(43,640)	$(34,188)	$(129,084)	$(86,953)
Net loss:	$(43,640)	$(34,188)	$(129,084)	$(86,953)
Denominator:
Weighted average common shares outstanding, basic and diluted	37,818	31,931	37,712	31,821
Net loss per share, basic and diluted	$(1.15)	$(1.07)	$(3.42)	$(2.73)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Shares issuable upon conversion of the 2024 Convertible Notes	7,515	7,515	7,515	4,172
Stock options	4,653	3,680	4,466	3,515
Restricted stock units	297	126	269	168
Total	12,465	11,321	12,250	7,855

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

Future minimum lease payments under the Company’s lease obligations are as follows:

Year	Aggregate Minimum Payments (in thousands)
2018	367
2019	1,491
2020	1,533
2021	1,576
2022	1,447
2023	1,203
Total	$7,617

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

Future minimum payments under the Company’s agreed obligations under the Manufacturing Agreement with Patheon are as follows:

Year	Aggregate Minimum Payments (in thousands)
2018	1,742
2019	8,198
2020	8,198
2021	8,198
2022	8,198
2023 and thereafter	38,939
Total	$73,473

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

FX201 Related Agreements

In December 2017, the Company entered into a definitive agreement with GeneQuine Biotherapeutics GmbH (“GeneQuine”) to acquire the global rights to FX201. As part of the asset purchase transaction with GeneQuine, the Company made an upfront payment to GeneQuine of $2 million.  The Company may also be required to make additional milestone payments during the development of FX201, including up to $8.7 million through Phase 2 proof of concept (PoC) clinical trial and, following successful PoC, up to an additional $54 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired, and recognized as research and development expense in December 2017 as the FX201 product candidate had not been commercially approved, and had no alternative future use. Future milestone payments earned prior to regulatory approval of FX201 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned upon regulatory approval would be recognized as an intangible asset and amortized to expense over the estimated life of FX201. As of September 30, 2018, no milestones under the arrangement had been achieved. The first milestone of $750,000 was achieved on October 24, 2018 when the GLP toxicology study was initiated upon the dosing of the first animals. This milestone will be recognized as research and development expense in the fourth quarter. As part of the transaction, the Company became the direct licensee of certain underlying Baylor College of Medicine (Baylor) patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires the Company to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, the Company also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of preclinical and initial clinical supplies of FX201.

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

We were incorporated in Delaware in November 2007, and to date, we have devoted substantially all of our resources to developing our product candidates, including conducting clinical trials with our product candidates, preparing for and undertaking the commercialization of ZILRETTA, providing general and administrative support for these operations and protecting our intellectual property. From our inception through September 30, 2018, we have raised approximately $756 million and funded our operations primarily through the sale of our common stock, convertible preferred stock, and convertible debt, as well as debt financing. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

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

As part of the commercialization of ZILRETTA, we continue to closely track and report on a number of quantitative uptake metrics. Since the commercial launch of ZILRETTA in November 2017, our Musculoskeletal Business Managers, or MBMs, have made calls on approximately 15,270 physician prescribers. In addition, our MBMs and Field Access Managers have conducted in-depth discussions around reimbursement or product preparation training at 2,966, or 80%, of our 3,700 target accounts, and 2,919 target accounts, or 79%, have purchased or received samples of ZILRETTA. Of the accounts that have purchased ZILRETTA, 64% have placed a reorder for additional product. With respect to commercial payers, we have engaged with 48 key insurers that represent approximately 225 million people or 75% of the commercially covered lives in the U.S. Commercial insurance coverage for ZILRETTA continues to be strong with more than 95% of the benefits verifications processed through our FlexForward service indicating coverage of ZILRETTA.

In April 2018, the Centers for Medicare and Medicaid Services, or CMS, issued a product-specific Q code for ZILRETTA (Q9993), which took effect July 1, 2018. Q9993 serves as a temporary universal code covering reimbursement claims for Medicare and commercial payers, and it will remain in effect until a product-specific J code is in place.

On November 5, 2018, we announced that CMS issued a product-specific J code for ZILRETTA. Under the Healthcare Common Procedure Coding System (HCPCS), the permanent code for ZILRETTA (J3304) will become effective on January 1, 2019 and it will supersede the current Q code.  J codes are routine reimbursement codes assigned to physician administered “buy and bill” products under Medicare Part B.  They are granted by CMS and are utilized by Medicare, commercial insurers and other government payers. Additionally, CMS publishes defined payment rates for each J code, which are determined by the average sales price (ASP) of the product.  We believe that our end customer base – physicians, clinics and certain medical centers and hospitals – have familiarity and comfort with obtaining reimbursement via J codes, and as a result, we believe that J3304 will further enhance their confidence regarding reimbursement for ZILRETTA.

We announced that we had an in-person meeting with FDA in July 2018 during which we expressed our concerns about and objections to the inclusion of the Limitation of Use (LOU) statement on the ZILRETTA label.  We have filed a labeling supplement which requests that the LOU be revised and remove the words “not intended for repeat administration” as we believe this is particularly misleading and confusing to prescribers, patients and payers.  We have no assurances that FDA will accept our proposed labeling changes or respond quickly; however, based on their practices and precedents, we believe they could respond in the first half of 2019. We are also compiling data from the repeat administration trial to serve as the basis of a supplemental NDA (sNDA) which will seek to completely remove the LOU.  We anticipate submitting the sNDA by the end of 2018, and expect that it would be subject to a 10-month PDUFA review.

In September 2018, the data from our double-blind, randomized Phase 2 study evaluating blood glucose levels in patients with osteoarthritis knee pain and controlled Type 2 diabetes were published in the online edition of the peer-reviewed journal, Rheumatology. The paper shows that the study met its primary endpoint, demonstrating that the change in blood glucose levels was significantly lower following ZILRETTA injection than immediate-release triamcinolone acetonide in crystalline suspension (TAcs) injection in people with osteoarthritis knee pain and controlled Type 2 diabetes. The primary endpoint compared the change in average glucose values from the period of 72 hours before to the period 72 hours after injection with ZILRETTA versus TAcs. The study showed that:

•	The change in average daily glucose levels were significantly lower in the 72 hours following injection of ZILRETTA compared to TAcs with a difference of 19.2mg/dL (p=0.0452);
•	Blood glucose increase after injection was statistically significant in those treated with TAcs (p=0.0354), but not in those treated with ZILRETTA (p=0.6665);
•	Average daily and hourly blood glucose levels 1-3 days following ZILRETTA injection were generally within the American Diabetes Association-recommended target range.

The study concludes that ZILRETTA administration appeared to be associated with minimal disruption of glycemic control in people with osteoarthritis knee pain and controlled Type 2 diabetes.

During a poster session held at the American Academy of Rheumatology Annual Meeting on October 22, 2018, we presented the results from our Phase 2 clinical trial evaluating the safety and pharmacokinetics (PK) of concurrent administration of ZILRETTA in bilateral knee OA compared to immediate-release triamcinolone acetonide crystalline suspension (TAcs). The results show that exposure to triamcinolone acetonide was significantly lower in patients given ZILRETTA compared to those given TAcs, with maximum plasma concentrations nearly 10-fold lower (2,577.8 pg/mL compared to 24,289.4 pg/mL).  The safety profiles were similar for ZILRETTA and TAcs treatment groups, and both treatments were generally well tolerated and neither bilateral injections of ZILRETTA nor TAcs resulted in prolonged decreases in systemic cortisol production. There were no serious treatment emergent adverse events (TEAEs) and no patients discontinued the study.

The Company has compiled the final results from an open-label, Phase 3b clinical trial investigating repeat administration of ZILRETTA in patients with OA of the knee.  These data indicate that repeat use of ZILRETTA was safe and well tolerated.  An analysis of X-rays taken at baseline and Week 52 showed repeat administration of ZILRETTA had no deleterious effects on cartilage or joint structure, as there were no observations of chondrolysis, osteonecrosis, insufficiency fractures or clinically significant subchondral bone changes. Other topline findings:

•

95% of patients (n=205) experienced clinical benefit (as determined by self-assessment and with the agreement of their physician) after one injection of ZILRETTA and 92% of these patients received a second injection between Weeks 12 and 24

•	The median time to a second injection was 16.6 weeks, with 25.1%, 33.5%, 20.7% and 20.1% of patients receiving their second injection at Week 12, 16, 20 and 24, respectively
•	For patients who received two injections, similarly marked improvements from baseline in pain scores were observed after each injection and were maintained throughout each injection period.

•

There were no serious adverse events related to ZILRETTA reported during the trial, and the patterns of treatment emergent adverse events were consistent with those reported in previous clinical studies of ZILRETTA.

These results have been submitted for publication in a leading peer-reviewed journal and will form the basis of an sNDA which the Company plans to submit in the fourth quarter of 2018.

Our Phase 2 open-label study evaluating the safety and PK of ZILRETTA in patients with OA of the shoulder or hip (known as the SHIP study) completed enrollment in July 2018, and topline results are anticipated in the fourth quarter of 2018.  Additionally, our open-label Phase 3b study assessing the effect of the administration of a single IA injection of ZILRETTA on synovitis in patients with OA of the knee continues to enroll patients with topline results anticipated in late 2019.

Pipeline Updates

FX201 – Intraarticular Gene Therapy for the Treatment of OA

FX201 is our preclinical stage, intra-articular (IA) gene therapy candidate which is designed to produce human interleukin-1 receptor antagonist (IL-1Ra), whenever inflammation is present within the joint. Based on the promising preclinical data generated to date, a single injection of FX201 could potentially enable expression of IL-1Ra in an osteoarthritic joint for at least a year. By controlling chronic inflammation for extended periods of time, we believe FX201 holds the potential to both reduce OA pain and potentially modify disease.  We acquired the rights to FX201 via a definitive agreement with GeneQuine Biotherapeutics GmbH, or GeneQuine, and have an exclusive license to the underlying intellectual property rights for human use of FX201 from Baylor College of Medicine in Houston, Texas.

We held a pre-Investigational New Drug (IND) meeting with the FDA earlier this year, and we initiated Good Laboratory Practice (GLP) toxicology studies in October 2018. Pending successful results from these preclinical studies, we anticipate filing an IND and initiating first-in-human clinical trials in the second half of 2019.

Financial Overview

Revenue

Net product sales consist of sales of ZILRETTA, which was approved by the FDA on October 6, 2017 and launched in the United States in October 2017. We had not generated any revenue prior to the launch of ZILRETTA.

Cost of Sales

Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of ZILRETTA.  Cost of sales also includes period costs related to certain inventory manufacturing services, inventory adjustment charges, and unabsorbed manufacturing and overhead costs, as well as any write-offs of inventory that fails to meet specifications or is otherwise no longer suitable for commercial manufacture. The majority of product sold during the three and nine months ended September 30, 2018 was manufactured and previously charged to research and development expense prior to FDA approval of ZILRETTA and therefore is not included in cost of sales during the period. However, as of September 30, 2018, substantially all of the finished goods inventory that was previously expensed had been sold to customers.

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

Interest expense. Interest expense consists of contractual interest on our 2024 Convertible Notes, which accrue interest at a rate of 3.75% per annum, payable semi-annually, and our term loan facility, which accrues interest at a fixed rate of 6.25% per annum. Also included in interest expense is the amortization of the final payment on the term loan and the debt discount related to the convertible notes, which is being amortized to interest expense using the effective interest method over the expected life of the debt.

Foreign currency gain (loss). We maintain a bank account denominated in British Pounds.  All foreign currency payables and cash balances are measured at the applicable exchange rate at the end of the reporting period.  All associated gains and losses from foreign currency transactions are reflected in the consolidated statements of operations, within other income and expense.

Other income (expense). Other income (expense) consists of the net accretion of premiums and discounts related to our marketable securities and our realized gains (losses) on redemptions of our marketable securities. We will continue to record either income or expense related to accretion of discounts or amortization of premiums on marketable securities for as long as we hold these investments. Also included in other income (expense) is the amortization of debt issuance costs on our term loan facility and the 2024 Convertible Notes, which are being amortized over the respective terms of the loans.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

The following tables summarize our results of operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,
(In thousands)	2018	2017	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$6,990	$—	$6,990	NM
Operating expenses:
Cost of sales	1,619	—	1,619	NM
Research and development	13,578	12,846	732	5.7%
Selling, general and administrative	32,804	18,375	14,429	78.5%
Total operating expenses	48,001	31,221	16,780	53.7%
Loss from operations	(41,011)	(31,221)	(9,790)	31.4%
Other (expense) income:
Interest income	1,157	1,095	62	5.7%
Interest expense	(3,930)	(3,843)	(87)	2.3%
Other income (expense)	144	(219)	363	(165.8)%
Total other (expense) income	(2,629)	(2,967)	338	(11.4)%
Net loss	$(43,640)	$(34,188)	$(9,452)	27.6%

	Nine Months Ended September 30,
(In thousands)	2018	2017	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$12,981	$—	$12,981	NM
Operating expenses:
Cost of sales	5,264	—	5,264	NM
Research and development	38,223	35,371	2,852	8.1%
Selling, general and administrative	90,739	46,533	44,206	95.0%
Total operating expenses	134,226	81,904	52,322	63.9%
Loss from operations	(121,245)	(81,904)	(39,341)	48.0%
Other (expense) income:
Interest income	3,572	2,450	1,122	45.8%
Interest expense	(11,775)	(7,363)	(4,412)	59.9%
Other income (expense)	364	(136)	500	(367.6)%
Total other (expense) income	(7,839)	(5,049)	(2,790)	55.3%
Net loss	$(129,084)	$(86,953)	$(42,131)	48.5%

Product Revenue

We began commercially selling ZILRETTA within the United States in October 2017, following FDA approval on October 6, 2017.  For the three and nine months ended September 30, 2018, we recorded $7.0 million and $13.0 million of net product revenue, respectively.  For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Cost of Sales

Cost of sales was $1.6 million and $5.3 million for the three and nine months ended September 30, 2018, of which $1.4 million and $5.0 million, respectively, relates to unabsorbed manufacturing and overhead costs related to the operation of the facility at Patheon. The majority of product sold during the three and nine months ended September 30, 2018 was manufactured and previously charged to research and development expense prior to FDA approval of ZILRETTA and therefore is not included in cost of sales during the period.  However, as of September 30, 2018, substantially all of the finished goods inventory that was previously expensed had been sold to customers.

Research and Development Expenses

	Three Months Ended September 30,
(In thousands)	2018	2017	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$3,191	$5,479	$(2,288)	(41.8)%
Portfolio expansion	2,348	1,115	1,233	110.6%
Other	641	427	214	50.1%
Total direct research and development expenses	6,180	7,021	(841)	(12.0)%
Personnel and other costs	7,398	5,825	1,573	27.0%
Total research and development expenses	$13,578	$12,846	$732	5.7%

	Nine Months Ended September 30,
(In thousands)	2018	2017	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$11,923	$14,951	$(3,028)	(20.3)%
Portfolio expansion	3,873	2,089	1,784	85.4%
Other	1,643	906	737	81.3%
Total direct research and development expenses	17,439	17,946	(507)	(2.8)%
Personnel and other costs	20,784	17,425	3,359	19.3%
Total research and development expenses	$38,223	$35,371	$2,852	8.1%

Research and development expenses were $13.6 million and $12.8 million for the three months ended September 30, 2018 and 2017, respectively. The increase in research and development expenses of $0.7 million was primarily due to an increase of $1.6 million in salary and other employee-related costs for additional headcount and stock-based compensation expense, as well as a $1.4 million increase in preclinical expenses related to our portfolio expansion and other program costs, offset by a decrease of $2.3 million in ZILRETTA clinical development expenses primarily due to the marketing approval of ZILRETTA in the fourth quarter of 2017 and timing of clinical trial costs.

Research and development expenses were $38.2 million and $35.4 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in research and development expenses of $2.9 million was primarily due to an increase of $3.4 million in salary and other employee-related costs for additional headcount and stock-based compensation expense, as well as a $2.5 million increase in preclinical expenses related to our portfolio expansion and other program costs, offset by a $3.0 million decrease in development expenses for ZILRETTA, including CMC and clinical trial costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32.8 million and $18.4 million for the three months ended September 30, 2018 and 2017, respectively. Selling expenses were $23.7 million and $9.7 million for the three months ended September 30, 2018 and 2017, respectively.  The year-over-year increase in selling expenses of $14.0 million was primarily due to salary and other employee-related costs associated with additional headcount and costs related to the establishment of commercial marketing and sales capabilities.  The year-over-year increase in general and administrative expenses of $0.4 million was primarily due to salary and other employee-related costs associated with additional headcount and increased stock-based compensation expense.

Selling, general and administrative expenses were $90.7 million and $46.5 million for the nine months ended September 30, 2018 and 2017, respectively. Selling expenses were $64.6 million and $22.8 million for the nine months ended September 30, 2018 and 2017. The year-over-year increase in selling expenses of $41.8 million was primarily due to salary and other employee-related costs associated with additional headcount and costs related to the establishment of commercial marketing and sales capabilities. The year-over-year increase in general and administrative expenses of $2.4 million was primarily due to the salary and other employee-related costs associated with additional headcount and increased stock-based compensation expense.

Other Income (Expense)

Interest income was $1.2 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively. Interest income was $3.6 million and $2.5 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in interest income was primarily due to an increase in the average investment balance and yield.

Interest expense was $3.9 million and $3.8 million for the three months ended September 30, 2018 and 2017, respectively. Interest expense was $11.8 million and $7.4 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in interest expense for the three and nine months ended September 30, 2018 was due to interest incurred on the 2024 Convertible Notes.

Liquidity and Capital Resources

For the nine months ended September 30, 2018, we generated $13.0 million in net product revenue.  We have incurred significant net losses in each year since our inception, including net losses of $137.5 million, $71.9 million, and $46.3 million for fiscal years 2017, 2016, and 2015, respectively, and $129.1 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $478.3 million. We anticipate that we will continue to incur losses over the next few years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt and convertible debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through September 30, 2018, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and convertible debt, and through venture debt financing. From our inception through September 30, 2018, we had raised approximately $756 million from such transactions, including amounts from our initial and follow-on public offerings during 2014, 2016 and 2017, as well as our term loan facility entered into in 2015 and our 2024 Convertible Notes issuance in 2017. As of September 30, 2018, we had cash, cash equivalents, and marketable securities of $302.9 million.  Based on our current operating plan we anticipate that our existing cash, cash equivalents, and marketable securities will fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this report. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an objective of capital preservation.

The following table shows a summary of our cash flows for each of the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows used in operating activities	$(117,761)	$(65,938)
Cash flows provided by investing activities	111,613	1,940
Cash flows (used in) provided by financing activities	(4,475)	192,382
Net (decrease) increase in cash and cash equivalents	$(10,623)	$128,384

Net Cash Used in Operating Activities

Operating activities used $117.8 million of cash in the nine months ended September 30, 2018. The cash flow used in operating activities resulted primarily from our net loss for the period of $129.1 million and changes in our operating assets and liabilities of $6.6 million, offset by non-cash charges of $17.9 million. Changes in our operating assets and liabilities consisted primarily of a $8.4 million increase in accounts receivable, a $3.0 million increase in inventory, and a $1.3 million increase in prepaid expenses and other current assets, partially offset by a decrease of $6.1 million in accounts payable and accrued expenses. Our non-cash charges consisted primarily of $11.6 million of stock-based compensation expense, $5.8 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, and $1.5 million of depreciation, partially offset by $0.8 million of net accretion of discounts related to our investments.

Operating activities used $65.9 million of cash in the nine months ended September 30, 2017. The cash flow used in operating activities resulted primarily from our net loss of $87.0 million for the period, partially offset by changes in our operating assets and liabilities of $9.3 million and non-cash charges of $11.7 million. Our non-cash charges consisted primarily of $7.6 million of stock-based compensation expense, $1.8 million of depreciation and amortization, and $3.0 million of amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, offset by $0.7 million of premium paid on marketable securities. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $0.2 million decrease in our prepaid expenses and other current assets due primarily to the receipt of a refund of the ZILRETTA new drug application (NDA) fee and an increase of $9.1 million in accounts payable and accrued expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $111.6 million in the nine months ended September 30, 2018. Net cash provided by investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $269.4 million, partially offset by cash used to purchase marketable securities of $157.1 million.  In addition, $0.7 million of cash was used for capital expenditures, including $0.2 million for lab equipment and $0.4 million for leasehold improvements related to an expansion of our Burlington, Massachusetts headquarters.

Net cash provided by investing activities was $1.9 million in the nine months ended September 30, 2017. Net cash provided by investing activities consisted primarily of cash received from the redemption and sale of marketable securities of $203.6 million, partially offset by cash used to purchase marketable securities of $199.8 million. In addition, $1.9 million of cash was used to purchase manufacturing equipment.

Net Cash Used in (Provided by) Financing Activities

Net cash used in financing activities was $4.5 million for the nine months ended September 30, 2018.   Net cash used in financing activities in the nine months ended September 30, 2018 consisted primarily of $7.5 million related to the payment of principal on our 2015 term loan, partially offset by $3.0 million received from the exercise of stock options and employee stock purchases through our employee stock purchase plan.

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

Investments

We do not believe that our cash, cash equivalents, and marketable securities have significant risk of default or illiquidity. While we believe our cash and investments are invested with the goal of capital preservation, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Convertible Notes

On May 2, 2017, we issued $201.3 million aggregate principal amount of 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.375% per year, payable semi-annually in arrears on May and November 1st of each year. The 2024 Convertible Notes will mature on May 1, 2024, unless repurchased or converted earlier. The 2024 Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election (subject to certain limitations in the 2015 term loan), at a conversion rate of approximately 37.3413 shares of common stock per $1,000 principal amount of the 2024 Convertible Notes, which corresponds to a conversion price of approximately $26.78 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $19.72 on May 2, 2017, the date the 2024 Convertible Notes offering was priced. As of May 2, 2017, the fair value of the 2024 Convertible Notes was $136.7 million. Our 2024 Convertible Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the 2024 Convertible Notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair value of our 2024 Convertible Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $202.6 million at September 30, 2018.

Foreign Currency Exchange

Most of our transactions are conducted in the U.S. dollar. We do have certain agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of September 30, 2018 we had $1.1 million in liabilities denominated in British Pounds. No other payables to vendors were denominated in currencies other than in U.S. dollars; therefore, a hypothetical 10% change in foreign exchange rates would have an immaterial effect on the value of our liabilities. As of September 30, 2018, we had approximately $4.1 million in cash denominated in British Pounds.  A hypothetical 10% change in foreign exchange rates would result in a $0.4 million change in the amount of cash denominated in British Pounds.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2018, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

You should consider carefully the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in our Quarterly Report on Form 10-Q filed on August 7, 2018. The risks and uncertainties below are those identified by us as material, but there are also additional risks and uncertainties that we are unaware of that may become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected and the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Need for Additional Capital

(*) We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses over the next few years.

We have a limited operating history. To date, we have focused primarily on developing our commercialized product, ZILRETTA. Any additional product candidates we develop will require substantial development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $137.5 million, $71.9 million, and $46.3 million for fiscal years 2017, 2016, and 2015, respectively, and $129.1 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $478.3 million. We expect to incur net losses over the next few years as we invest in the commercialization of ZILRETTA and advance our development programs.

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

We also expect to continue to incur substantial and increased expenses as we invest in the commercialization of ZILRETTA, scale up commercial manufacturing of ZILRETTA, conduct additional clinical trials for this product and continue our development activities with respect to ZILRETTA, FX201 and other future product candidates. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. As a result of the foregoing, we expect to continue to incur significant and losses and negative cash flows over the next few years.

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

As of September 30, 2018, we had cash, cash equivalents, and marketable securities of approximately $302.9 million and working capital of $285.2 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital requirements for at least the next twelve months from the issuance date of the financial statements included in this report. Regardless of our expectations as to how long our cash, cash equivalents, and marketable securities will fund our operations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

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

With respect to ZILRETTA, while we have established our commercial team and sales force, there are many factors that could cause the commercialization of ZILRETTA to be unsuccessful, including a number of factors that are outside our control. The commercial success of ZILRETTA depends on the extent to which patients and physicians accept and adopt ZILRETTA as a treatment for OA pain of the knee, and we do not know whether our or others’ revenue estimates in this regard will be accurate. For example, if the patient population suffering from OA pain of the knee is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to use ZILRETTA, the commercial potential of ZILRETTA will be limited. In addition, if ZILRETTA is not convenient for physicians to use, then it may not achieve widespread adoption, regardless of its efficacy and safety. For example, ZILRETTA must be administered only by a health care professional in an office, clinic or hospital setting. In addition, ZILRETTA requires a multi-step preparation process, which may discourage some physicians from using ZILRETTA. Moreover, ZILRETTA’s label indicates that it is not intended for repeat administration; this may negatively impact our commercialization efforts. We also do not know how physicians, patients and payers will respond to the pricing of ZILRETTA in the long-term. In particular, as part of our initial launch strategy we have provided some product as samples during a trial period, and do not know whether physicians that initially use ZILRETTA will continue to do so after using the product samples. If we experience any disruption in the commercial supply of ZILRETTA due to manufacturing or distribution issues, the disruption would impact ZILRETTA sales and may adversely affect physicians, patients and payers’ assessment of ZILRETTA, negatively impacting uptake and long-term commercialization efforts.

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

While the FDA granted approval of ZILRETTA based on the data included in the NDA, including data from our completed pivotal Phase 3 clinical trial, we do not know whether the results when a large number of patients and broader populations are exposed to ZILRETTA, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of ZILRETTA that served as the basis for the approval of ZILRETTA.  New data relating to ZILRETTA, including from adverse event reports or our on-going studies of ZILRETTA related to hip and shoulder OA or synovitis in knee OA, may result in changes to the product label and may adversely affect sales, or result in withdrawal of ZILRETTA from the market. The FDA and regulatory authorities in other jurisdictions may also consider any new data in connection with further marketing approval applications. If ZILRETTA or any additional approved products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, as well as additional downward pressure on the price that we receive for any approved product, including ZILRETTA. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including at the federal level several recent U.S. Congressional inquiries and legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payers. The Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the

Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize ZILRETTA and any future products for which we receive regulatory approval.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 ("Right to Try Act") was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. We are currently unable to predict what additional legislation or regulation, if any, relating to the healthcare industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials. In particular, the results generated in our completed ZILRETTA pivotal Phase 3 clinical trial do not ensure that any ongoing or future ZILRETTA clinical trial, including our ongoing clinical trials of ZILRETTA in hip and shoulder OA and synovitis in knee OA, will be successful or consistent with the results generated in the Phase 3 trial.

We have conducted preclinical toxicology studies in healthy dogs with single and repeat doses of ZILRETTA, blank microspheres and immediate-release TA. The immediate-release TA and ZILRETTA groups produced similar findings in these studies. In the single-dose study, local cartilage findings of reduced extracellular matrix were completely reversed by the end of the nine-month recovery period in both the ZILRETTA and immediate-release TA study arms. With repeat administrations of ZILRETTA and immediate-release TA, a larger reduction in extracellular matrix in cartilage partially recovered by six months following the last dose; however, structural changes in cartilage were observed with repeat administrations of both ZILRETTA and immediate-release TA. Repeat administration of immediate-release TA has a long history of safe clinical use in patients with OA, and in a randomized, double-blind clinical trial conducted in 2003 by Raynauld et al, administration of immediate-release TA or saline every three months for up to two years in 68 OA patients was well-tolerated and demonstrated no deleterious effects in the knee joint when assessed by clinical exam and X-ray evaluation. Using a more sensitive MRI imaging technology in 2015, Driban et al again demonstrated that cartilage structure changes between OA patients treated with immediate-release TA and saline in patients were similar. In 2017, the same authors reporting on the same data set concluded that there was a relative loss of cartilage in the immediate-release TA group. We recently completed a repeat dose safety clinical trial of ZILRETTA and intend to use the resulting data to seek removal of the LOU on the ZILRETTA label regarding the repeat administration of ZILRETTA. We may not be successful in our efforts to modify or remove the LOU. It is possible that we could observe detrimental effects on joint structure with repeated doses of ZILRETTA, which would limit ZILRETTA’s commercial potential and could harm our ability to maintain regulatory approval or obtain approval to market ZILRETTA in additional indications or additional jurisdictions.

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

(*) The regulatory approval process of the FDA is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates or for ZILRETTA in additional indications, our business will be harmed.

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

In addition, even if we were to obtain approval for other product candidates or for ZILRETTA in other indications, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidates. For example, ZILRETTA has initially been approved for single-dose administration and is not intended for repeat administration, which may limit the extent to which payers reimburse ZILRETTA and physicians prescribe ZILRETTA to their patients. We have conducted a repeat dose clinical trial and intend to use the resulting data to inform our clinical and regulatory perspectives and to create a basis for further interactions with the FDA. However, if we are unable to expand the label for ZILRETTA to include repeat dosing, our ability to fully market ZILRETTA may be limited.

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

Our operations are directly or indirectly subject to various federal and state healthcare laws, including without limitation, fraud and abuse laws, false claims laws, marketing expenditure tracking and disclosure (or “sunshine”) laws, government price reporting, and health information privacy and security laws. Our potential exposure under such laws increased significantly with the commercialization of ZILRETTA in the United States through our dedicated sales force. Our costs associated with compliance are also likely to increase. These laws may impact, among other things, our current activities with investigators and research subjects, as well as sales, marketing, promotion, manufacturing, distribution, pricing, discounting, customer, incentive programs, education programs and other business arrangements and activities. In addition, we may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

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

(*) We rely on certain sole sources of supply for our products and product candidates and any disruption in the chain of supply may disrupt commercialization of ZILRETTA or cause delay in developing, obtaining approval for, and commercializing our products and product candidates.

Currently, we use the following sole sources of supply for manufacturing ZILRETTA: Farmabios SpA for TA, Evonik Corporation for PLGA, and Patheon for finished microspheres drug product. Because of the unique equipment and process for loading TA onto PLGA microspheres, transferring finished drug product manufacturing activities for ZILRETTA to an alternate supplier would be a time-consuming and costly endeavor, and there are only a limited number of manufacturers that we believe are capable of performing this function for us. Switching ZILRETTA finished drug suppliers may involve substantial cost and could result in a failure to maintain adequate supplies of ZILRETTA. We expect that for the foreseeable future Patheon will be the only manufacturer qualified as a commercial supplier of ZILRETTA with the FDA. From time to time, commercial batches of ZILRETTA may fail to meet required specifications and be unavailable for commercial sale.  If we experience multiple successive batch failures, or if supply from Patheon is otherwise interrupted, there could be a significant disruption in commercial supply. Any alternative vendor would need to be qualified through an NDA supplement, which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new ZILRETTA supplier is relied upon for commercial production.

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

Risks Related to Our Business Operations and Industry

(*) Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives and other technically qualified personnel in our industry, particularly in the greater Boston, Massachusetts area where our headquarters is located, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in the commercialization of ZILRETTA or clinical studies of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.

(*) We have recently undergone a significant expansion of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2018, we had 270 full-time employees, with approximately 100 of these employees being MBMs focused on the marketing of ZILRETTA in the United States. In addition, as our company matures, we expect to further expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. This growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to successfully commercialize ZILRETTA and, if approved, our other product candidates, and compete effectively will depend, in part, on our ability to effectively manage our recent and future growth.

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

If we enter into agreements with third parties to market ZILRETTA, and if approved, our other product candidates, outside of the United States, we expect to be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incidental to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	different government payer systems, multiple payer-reimbursement regimes or patient self-pay systems, and price controls;
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

We are subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, HIPAA, and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information on covered entities, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services involving the use or disclosure of personal health information. In addition to HIPAA, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, and storage of personal information.

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

Flexion Therapeutics, Inc.

Date: November 7, 2018	By:	/s/ Michael D. Clayman
Michael D. Clayman
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2018	By:	/s/ David Arkowitz
David Arkowitz
Chief Financial Officer
(Principal Accounting and Financial Officer)