Form 10-K
period 2018-12-31
Flexion Therapeutics Inc
filed 2019-02-28
CIK 1419600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the last reported sales price of the common stock on June 30, 2018 was approximately $859,717,982.

The number of outstanding shares of the registrant’s common stock as of February 25, 2019 was 37,992,513 .

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2018.

FLEXION THERAPEUTICS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2018

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, contains “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding our future discovery, development and commercialization activities, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: we have incurred significant losses since our inception and we expect to incur substantial losses for the foreseeable future and may never achieve or maintain profitability; we have generated limited revenue from ZILRETTA®, and have not received regulatory approval for any other product candidates; we may require additional capital prior to completing development and commercializing any of our product candidates in development; we may be unable to successfully commercialize ZILRETTA or any of our other product candidates; we rely on third parties to manufacture and conduct the clinical trials of ZILRETTA and our development-stage product candidates, which could limit our commercialization efforts or delay or limit their future development or regulatory approval; we may be unable to adequately maintain and protect our proprietary intellectual property assets, which could impair our commercial opportunities; and other risks detailed below in “Item 1A. Risk Factors.”

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, or OA, a type of degenerative arthritis. We have an approved product, ZILRETTA®, which we market in the United States. ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA knee pain. ZILRETTA is a non-opioid therapy that employs our proprietary microsphere technology to provide effective pain relief. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA met the primary endpoint of pain reduction at Week 12, with statistically significant pain relief extending through Week 16.

ZILRETTA was approved by the U.S. Food & Drug Administration, or FDA, on October 6, 2017 and launched in the United States shortly thereafter. We market ZILRETTA to prescribing physicians through our own field sales force of approximately 100 Musculoskeletal Business Managers, or MBMs.

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

Based on the strength of our pivotal and other clinical trials, we believe that ZILRETTA represents an important treatment option for the millions of patients in the U.S. who are in need of safe and effective extended relief from OA knee pain.  ZILRETTA is uniquely distinguished by the following attributes:

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

In summary, ZILRETTA has demonstrated significant, durable relief for OA knee pain and, as such, can address an important unmet need among patients, physicians and healthcare payers.   We believe that ZILRETTA has the potential to be prescribed as a first-line IA medicine for OA knee pain. In December 2018, we submitted a supplemental New Drug Application, or sNDA, with the FDA to revise the product label for ZILRETTA to allow for repeat administration. The sNDA includes the full data set from a Phase 3b single-arm, open-label clinical trial which evaluated the safety and tolerability of repeat administration of ZILRETTA.  On February 26, 2019, the Company received a Day 74 letter from the FDA confirming the sNDA was accepted for filing. Under the Prescription Drug User Fee Act, or PDUFA, the Company anticipates FDA’s decision on the sNDA by or on October 14, 2019.Also in December 2018, we initiated a Phase 3b pivotal study of ZILRETTA in hip OA which we anticipate completing in 2020.

OA is a type of degenerative arthritis that is caused by the progressive breakdown and eventual loss of cartilage in one or more joints. Arthritis is the most common cause of disability in the U.S. and OA is the most common joint disease, affecting more than 30 million adults in the U.S, and these numbers are expected to grow as a result of aging, obesity and sports injuries. OA commonly affects large weight-bearing joints like the knees and hips, but also occurs in the shoulders, hands, feet and spine. Patients with OA suffer from joint pain, tenderness, stiffness and limited movement. As the disease progresses, it becomes increasingly painful and debilitating, culminating, in many cases, in the need for total joint arthroplasty, or TJA.

Because there is no cure for OA, controlling pain and delaying surgery are the primary goals of prescribing clinicians. Oral drugs, such as non-steroidal anti-inflammatory drugs, or NSAIDs, including COX II inhibitors, and serotonin and norepinephrine reuptake inhibitors, or SNRIs, as well as topical NSAIDs, are used to treat early-stage OA pain but have limited effect and, given the amount and frequency of use in OA patients, are associated with serious side effects. For example, NSAIDs have shown increased risk of serious cardiovascular thrombotic events, myocardial infarction, and stroke. Furthermore, this class of drugs can cause serious gastrointestinal adverse events including bleeding, ulceration and perforation of the stomach or intestines. These serious side effects are particularly worrisome because OA patients often have co-existing medical conditions, including diabetes and hypertension. For patients with moderate to severe OA pain, IA medicines, such as immediate-release steroids and hyaluronic acid, or HA, injected into the joint, are generally considered well-tolerated, but they leave the joint rapidly and often fail to produce or maintain clinically meaningful pain relief. Physicians may prescribe opioids, which in addition to the serious risk of addiction and abuse, have numerous serious side effects including respiratory depression, hypotension, constipation, cardiac events and, increasingly, deaths from unintentional overdose. As a result of these limitations, many OA patients experience persistent and worsening pain, which often culminates in the decision to have TJA, a painful and expensive procedure. Further, because the initial joint replacement wears out over time, the younger the patient is at the time of the joint replacement, the more likely it is that he or she will require repeat surgery in their lifetime.

According to IQVIA, in 2017 approximately 5 million patients in the U.S. received an IA injection treatment for knee OA with approximately 4.5 million of these patients being treated with immediate-release steroids. Furthermore, despite guidance from prominent medical societies, including the American Academy of Orthopedic Surgeons and Osteoarthritis Research Society International that hyaluronic acid, or HA, is an ineffective treatment for knee OA, and the growing number of payers that no longer reimburse for the entire class of HA products, according to SmartTRAK, HA sales in the U.S. were approximately $1 billion in 2018, with a cost per course of treatment ranging from $421 to $1,425. Our market research indicates that, given the limitations of immediate-release steroids and HA, physicians are open to new treatment options which can provide their patients with extended pain relief.

Our pipeline program, FX201, is a gene therapy product candidate designed to stimulate the production of an anti-inflammatory protein, interleukin-1 receptor antagonist (IL-1Ra), with the goal of providing at least one year of pain relief from OA of the knee. Based on its mechanism of action, we believe FX201 also has the potential to possibly arrest disease progression. FX201 is a preclinical stage program, and, subject to positive data and successful completion of our active Good Laboratory Practice, or GLP, toxicology studies, we plan to file an Investigational New Drug Application, or IND, and initiate clinical trials in the second half of 2019.

We have worldwide commercialization rights for ZILRETTA and our product candidate, FX201. We also have an exclusive worldwide license agreement with Southwest Research Institute, or SwRI®, with respect to the use of SwRI’s proprietary microsphere manufacturing technologies for certain steroids formulated with PLGA, including ZILRETTA. Our PLGA formulation technology is protected through a combination of patents, trade secrets, and proprietary know-how, and we intend to seek marketing exclusivity for any approved products.  In addition, we own or have rights to various trademarks, copyrights and trade names used in our business, including FLEXION®, ZILRETTA® and FLEXFORWARD®. Our logos and trademarks are the property of Flexion Therapeutics, Inc.  All other brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of us, by the trademark or trade dress owners.

Our Strategy

Our goal is to cost-effectively discover, develop and commercialize novel, locally administered medicines that can safely and effectively address significant unmet medical needs. The principal elements of our strategy include the following:

•

Focus initially on novel biopharmaceutical candidates that provide long-lasting analgesia locally while minimizing the potential for systemic side effects. We are currently focusing on anti-inflammatory and analgesic therapies for the treatment of patients with musculoskeletal conditions, beginning with OA. Many OA patients will eventually require IA injection therapies to control their pain as the disease progresses. Immediate-release IA steroids leave the joint rapidly and typically fail to confer pain relief of sufficient magnitude or duration. Since, by medical practice, steroids are not injected more frequently than every three months, patients can experience a recurrence in, or increasing, pain during that time. While some patients may obtain benefit from HA injections, they are not recommended for OA pain by the American Academy of Orthopaedic Surgeons, or AAOS, based on a lack of efficacy. ZILRETTA was specifically designed to provide persistent and effective OA pain relief with an acceptable safety profile. It is formulated using our proprietary PLGA-based microsphere technology to slowly and continuously release drug in the joint for over 12 weeks, avoiding significant plasma concentrations of drug.

•

Establish ZILRETTA as a first-line IA treatment for OA knee pain and maximize its value by expanding approved indications.  Based on ZILRETTA’s clinical profile, we believe that it can be a first-line IA therapy for OA knee pain, and in 2018 we initiated a comprehensive strategy to build physician awareness of ZILRETTA through a variety of targeted initiatives.  In the second half of 2018, we initiated a variety of direct-to-patient marketing activities designed to increase patient awareness of the product.  In December 2018, we filed an sNDA with the FDA to revise the product label for ZILRETTA to allow for repeat administration.  While ZILRETTA is currently approved for the treatment of OA knee pain, we believe that it has the potential for broader use, specifically in large joints.  Therefore, in December 2018 we initiated a Phase 3 pivotal trial of ZILRETTA in OA hip pain and we intend to start Phase 2 trials of ZILRETTA in OA shoulder pain and adhesive capsulitis in the second half of 2019.

•

Build a robust pipeline of additional locally administered therapies to address musculoskeletal conditions. We seek to build a pipeline of additional product candidates and to mitigate development risk by selecting product candidates that have at least demonstrated efficacy in animal models of disease or have validated mechanisms of action.  In 2017, we established the Flexion Innovation Lab in Woburn, Massachusetts to support our research and development activities. We aim to further build the pipeline through internal development and the selective addition of external opportunities.

•

Retain commercial rights in the United States and selectively partner outside of the United States. Because IA therapies in the United States are administered by a relatively small number of specialists, particularly orthopedists and rheumatologists, we believe that we can effectively commercialize

ZILRETTA in the U.S. with our own sales and marketing organization, and thereby retain more of the commercial value of this product.  While we believe that the U.S. represents the most attractive market for ZILRETTA, we continue to evaluate opportunities and potential partnerships to develop and commercialize ZILRETTA in territories outside the U.S. where we believe there is the potential for value-based pricing and reimbursement.

Osteoarthritis

Overview

OA, also referred to as degenerative joint disease, is the most common joint disease in the U.S. according to the U.S. Centers for Disease Control and Prevention, or CDC, affecting more than 30 million adults. These numbers are only expected to grow in the years ahead as a result of aging, obesity and sports injuries.

•

With the U.S. population between the ages of 45 and 64 having grown 32% from 2000 through 2010 and accounting for 26% of the total population, we expect changing demographics will likely contribute to a growing number of OA patients.

•	Approximately 35% of U.S. adults are obese, which increases the risk of developing OA.
•	Knee injury is common, particularly amongst young athletes, and increases the risk of developing OA later in life by more than five-fold.
•	OA accounts for over $185 billion of annual healthcare expenditures, which does not include loss of productivity costs.
•

As reported in an Osteoarthritis Research Society International white paper (Nov 2016), “subjects in the US with symptomatic radiographic knee OA were 23% more likely to die prematurely than people free from OA independent of age, sex, and race.”

According to the CDC, one of every two people in the U.S. is expected to develop symptomatic knee OA, the most common form of OA during their lifetime. Recent research estimates that the average age of physician-diagnosed knee OA has fallen by 16 years, from age 72 in the 1990s to age 56 in the 2010s. According to the same research, U.S. adults between the ages of 35 and 84 in the early 2010s will account for approximately 6.5 million new cases of knee OA over the next decade.

OA is a progressive disease for which there is no cure. As a result, current treatments are intended to address the symptoms of OA, in particular, relief of pain and improvement in functional status. The therapeutic regimen for OA becomes increasingly invasive with progression of the disease, culminating, in many cases, in TJA. In addition, because patients are being diagnosed with OA earlier in their lives, many patients require repeat TJAs. Because the decision to have TJA is based in large part on intractable pain and functional impairment, we believe that therapies which can meaningfully and durably relieve pain and improve function could potentially delay TJA.

Common Treatments for OA

In early-stage disease, treatment begins with non-pharmacologic therapy including exercise, weight control and physical therapy. As the disease progresses, physicians prescribe pharmacologic therapy, beginning with acetaminophen and progressing to oral NSAIDs, including COX II inhibitors, topical NSAIDs or SNRIs. Physicians may also treat OA pain with opioids; however, these drugs have serious drawbacks and are generally considered to be a suboptimal therapy for chronic non-cancer pain, like that associated with OA.

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

Due to severe pain that can no longer be controlled therapeutically, many patients opt to have TJA, which is costly and painful. One of the most prevalent TJA procedures in the U.S. is total knee arthroplasty. Compared to existing drug therapy, total knee arthroplasty is very expensive, with average costs ranging between $25,000 and $60,000, and many patients (~20%) are dissatisfied with the outcome of this procedure. The earlier a patient receives TJA, the more likely it is that the patient will need repeat replacement surgery in following years. In 2014, inpatient costs were nearly $12 billion in the U.S. for total knee arthroplasty alone and, based on some estimates, the number of total knee arthroplasties is expected to reach approximately 3.5 million procedures per year by 2030.

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

IA therapies, including immediate-release steroids and HA therapies, are generally well-tolerated but provide pain relief that is often insufficient or inadequate in duration. Historically, all IA steroid therapies approved for OA are immediate-release suspensions or solutions that leave the joint within hours to days, and they are rapidly absorbed systemically, which may result in undesirable side effects. For example, IA immediate-release steroid injections are associated with a rapid elevation of blood glucose in diabetics, which can be of clinical concern. While IA steroids demonstrate large initial analgesic effects relative to other therapies, as a result of leaving the joint quickly, IA steroids typically fail to confer pain relief of sufficient magnitude or duration. In addition, current clinical practice dictates that IA steroid suspensions not be administered more frequently than once every three months. Based on internal analysis, we believe approximately 50% of patients receiving IA immediate-release steroids are unsatisfied with the duration of benefit.

Despite estimated U.S. sales of approximately $1 billion in both 2017 and 2018, IA HA therapies, which are approved only for treatment in the knee, produce only marginally more effective pain relief than placebo and may have no discernible effect on a patient’s ability to carry out their daily activities. In treatment guidelines for non-operative management of knee OA published in May 2013, the AAOS concluded that data from then-current published studies did not show clinically meaningful effectiveness for HA injections. As a result, the guidelines do not recommend HA treatment for symptomatic knee OA due to lack of efficacy and, most recently, certain insurance carriers are no longer providing policy coverage of HA.

While the consequences from the overuse and abuse of opioids are well-known, these powerful medicines are still commonly prescribed for OA related pain, despite the fact that they are not an effective treatment for this chronic condition. A recent study estimated that as many as 70% of patients who are prescribed a medicine for OA pain will receive an opioid because physicians have so few effective treatment options. We further believe that the growing societal awareness of the risks posed by opioids may make new treatment options attractive for patients and physicians seeking non-opioid alternatives. Beyond the significant concerns related to the potential for overuse, abuse and unintentional overdose, opioid use is also associated with a host of other serious side effects including, respiratory depression, hypotension, constipation, cardiac events and, increasingly, death.

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

We believe ZILRETTA and our technology will be protected primarily through a combination of patents, trade secrets and proprietary know-how, and we intend to seek marketing exclusivity for any approved products. A composition of matter patent has been issued by the United States Patent and Trademark Office, or U.S. PTO, for

ZILRETTA, with a patent term into 2031. The U.S. PTO has also issued two patents directed at the methods of manufacturing and using ZILRETTA with patent terms into 2031. Considerable expertise and effort were required to carry out the large body of original work underlying the formulation of ZILRETTA, including experimenting with, and observing the effects of over 50 steroid and PLGA formulations. We believe our extensive know-how and trade secrets relating to the manufacturing process for ZILRETTA, including those that relate to precise pharmaceutical release profiles, represent a meaningful entry barrier.

The Flexion Pipeline

Our pipeline strategy is to continue to study ZILRETTA in other areas and, if feasible, expand ZILRETTA’s product label to include additional indications and broaden its scope of administration, and build a robust pipeline of additional locally administered therapies to address musculoskeletal conditions, with an initial focus on OA.

FX201

FX201 is an IA gene therapy candidate which is designed to induce the local production of interleukin-1 receptor antagonist (IL-1Ra), an anti-inflammatory protein.  Following injection of FX201, its genetic material is incorporated into local cells, and IL-1Ra is expressed in response to inflammation in the joint tissues. Inflammation is a known cause of pain, and chronic inflammation is thought to play a major role in the progression of OA. By persistently suppressing inflammation, we believe FX201 has the potential to both reduce pain and possibly arrest disease progression. Based on preclinical data, we believe a single injection of FX201 could enable expression of IL-1Ra in an osteoarthritic joint for at least a year. Pending successful results from our active GLP toxicology studies, we intend to file an IND and initiate a first-in-human clinical trial in the second half 2019. We acquired the rights to FX201 via a definitive agreement with GeneQuine Biotherapeutics GmbH, or GeneQuine, and have an exclusive license to the underlying intellectual property rights for human use of FX201 from Baylor College of Medicine.

ZILRETTA – FDA Approved Product for the Management of OA Knee Pain

Key Regulatory Developments

On October 6, 2017, ZILRETTA received approval from the FDA for the management of OA pain of the knee. ZILRETTA is the first and only approved extended-release, IA therapy for OA knee pain. It is a non-opioid medicine that employs our proprietary microsphere technology to provide proven pain relief. The approval was based upon data from the pivotal Phase 3 clinical trial, a randomized, double-blind study which evaluated 484 patients at 37 centers worldwide. The pivotal Phase 3 trial showed that ZILRETTA met the primary endpoint of pain reduction at Week 12, with statistically significant pain relief extending through Week 16. ZILRETTA’s label reflects its strong safety profile and states the most commonly reported adverse reactions (incidence ≥1%) in clinical studies included sinusitis, cough and contusions.

In December 2018, we submitted a supplemental new drug application, or sNDA, to the U.S. FDA to revise the product label for ZILRETTA to allow for repeat administration. The sNDA is based on data from a Phase 3b single-arm, open-label clinical trial, which indicated that repeat administration of ZILRETTA for treatment of OA knee pain was safe and well tolerated with no deleterious impact on cartilage or joint structure observed through X-ray analysis conducted at baseline and Week 52. The primary endpoint of the study was the safety and tolerability of repeat administration of ZILRETTA in patients with symptomatic OA of the knee. The patients enrolled in the study generally had longstanding and extensive disease, with more than two-thirds of the participants presenting with Kellgren-Lawrence Grade 3 (37.5%) or Grade 4 (30.3%), the most radiographically severe form of OA.

Participants received an initial intra-articular injection of ZILRETTA followed by evaluation at Weeks 12, 16, 20 and 24 to determine their eligibility for a second injection. A second dose was administered only when patients reported they were ready for additional treatment (based on pain levels) and their physician agreed it was clinically indicated. The median time to a second injection was 16.6 weeks, with 25.1%, 33.5%, 20.7% or 20.1% of patients receiving their second injection at Week 12, 16, 20 or 24, respectively. Among those who received two injections, the magnitude and duration of clinical benefit after the 1st and 2nd injections were similar with marked improvements from baseline in pain scores observed when first assessed at four weeks. Clinical benefit was measured through validated OA-specific instruments including the WOMAC questionnaire that evaluates a patient’s pain, stiffness and function, and the Knee Injury and Osteoarthritis Outcome Score, or KOOS, Quality of Life scale. There were no serious adverse events related to ZILRETTA reported during the trial, and the patterns of treatment emergent adverse events were consistent with those reported in previous clinical studies of ZILRETTA. No participants discontinued the trial due to drug-related adverse events. The results from this trial were published in the journal Rheumatology and Therapy in February 2019.

In July 2018, we had discussions with FDA regarding our objections to wording on the ZILRETTA product label, including a sentence which states the product “is not intended” for repeat administration. We have disagreed with certain ZILRETTA label language since the time of FDA approval of ZILRETTA as we believe it is unwarranted and confusing to patients, prescribers and payers.  As a result of the July 2018 discussions, the FDA advised us to make a formal request for changes to the ZILRETTA label, and, in August 2018, we filed a supplemental label revision with our proposed modifications. In February 2019, the FDA informed us that they will subsume the August 2018 labeling supplement into the review of the December 2018 sNDA which was accepted for filing on February 26, 2019.  We now have an sNDA PDUFA date of October 14, 2019 at which time we expect FDA’s decision on any ZILRETTA label changes.

Summary of Active and Key Completed Clinical Trials

Prior to FDA approval, we completed seven clinical trials evaluating ZILRETTA (also known as FX006) against either immediate release triamcinolone acetonide crystalline suspension, or TAcs, placebo (saline), or both in patients with OA of the knee. In total, 424 patients were treated with a single IA injection (32mg) of ZILRETTA in those trials.

Active Clinical Trials

•

We believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain of the hip and OA pain of the shoulder, and in December 2018, we initiated a double-blind, placebo-controlled Phase 3 registration trial to evaluate the safety and efficacy of ZILRETTA in 440 patients with hip OA. The initiation of this trial was supported by findings from a Phase 2, randomized, open-label, pharmacokinetic, or PK, study in the shoulder and hip joints, known as the SHIP study. The results from the SHIP study demonstrated that ZILRETTA was generally safe and well tolerated, and the PK profile of ZILRETTA observed in both joints was consistent with previous PK studies in the knee. Results also showed that an injection of ZILRETTA into the hip resulted in 6-fold lower peak plasma levels and reduced systemic exposure compared to TAcs.

The primary endpoint of the Phase 3 hip trial is the magnitude of pain relief versus placebo as measured on the WOMAC A (pain) subscale at Week 12. Patients will undergo index hip X-rays at screening and again at Week 12. Following initial injection of ZILRETTA or placebo, participants will be evaluated at Weeks 12, 16, 20 and 24 to determine if a second IA injection for hip OA pain is clinically indicated. If eligible for a second injection, patients will receive open-label ZILRETTA at the time of recurrent symptoms and will be followed for 12 weeks after that injection. Patients who do not receive a second injection will be followed for up to 24 weeks after their first injection. The trial is expected to be completed in 2020.

With respect to shoulder, in the second half of 2019, we plan to initiate additional Phase 2 studies of ZILRETTA in both OA and adhesive capsulitis, commonly referred to as “frozen shoulder.”

•

In May 2018, we initiated an open-label Phase 3b trial assessing the effect of a single administration of ZILRETTA on synovitis (inflammation of the synovial membrane) in patients with OA of the knee. Patients will undergo initial ultrasound examination and MRI scans with contrast of the index knee at baseline and then return to the clinic at Weeks 6 and 24 for MRI scans and other assessments. Topline results are anticipated in 2020.

Additional Key Completed Studies

•

In April 2018, we announced that the data from our pivotal Phase 3 clinical trial of ZILRETTA in patients with moderate to severe OA knee pain were published in the Journal of Bone and Joint Surgery. This trial evaluated 484 patients who were randomized 1:1:1 to ZILRETTA 32 mg, immediate release TA 40 mg or placebo (saline) injection. The trial successfully met its primary endpoint, demonstrating highly statistically significant (p<0.0001) pain relief against placebo (saline) at Week 12. In addition, ZILRETTA achieved a statistically significant change from baseline as compared to placebo in weekly ADP intensity score through Week 12 as measured by the area under effect curve (p<0.0001) (demonstrating a 50% reduction in pain from baseline). In clinical trials, the “p-value” is the probability that the result was obtained by chance. For example, a “p-value” of less than 0.10 (or p<0.10) would indicate that there is a less than 10% likelihood that the observed results could have happened at random. By convention, a “p-value” that is less than 0.05 is considered statistically significant.

ZILRETTA also delivered persistent analgesia against placebo in this trial at each of Weeks 1 through 16. Results showed it was superior to placebo on ADP; however, a secondary exploratory analysis showed a numeric but not statistically significant difference between ZILRETTA and immediate-release TA for the change from baseline at Week 12 in weekly mean ADP.

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

•

In September 2018, we announced that the data from the double-blind, randomized Phase 2 study evaluating blood glucose levels in patients with OA knee pain and controlled Type 2 diabetes were published in the peer-reviewed journal, Rheumatology. The paper shows that the study met its primary endpoint, demonstrating that the change in blood glucose levels was significantly lower following ZILRETTA injection than immediate-release TAcs injection in people with OA knee pain and controlled Type 2 diabetes.

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

•

In October 2018, results from the Phase 2 clinical trial evaluating the safety and PK of concurrent administration of ZILRETTA in bilateral knee OA compared to immediate-release TAcs were presented at the American College of Rheumatology Annual Meeting. The results show that exposure to triamcinolone acetonide was significantly lower in patients given ZILRETTA compared to those given TAcs, with maximum plasma concentrations nearly 10-fold lower (2,577.8 pg/mL compared to 24,289.4 pg/mL). Safety profiles were similar for the ZILRETTA and TAcs treatment groups.

Manufacturing

We believe that the multifaceted nature of PLGA drug product manufacturing and the limited number of capable contract manufacturing companies that offer PLGA drug product manufacturing creates an entry barrier. The technology is designed to enable novel formulations of pharmaceuticals by providing extended-release of drugs over time and the physical properties of the polymer-drug matrix can be varied to achieve specified drug loads and release rates.

We utilize contract manufacturers to produce the drug substances and drug products used in ZILRETTA. Manufacture of PLGA microspheres is a complex process and there are a limited number of contract manufacturing sites with PLGA experience. Our proprietary injectable IA extended-release technology allows us to incorporate pharmaceuticals in PLGA microspheres, such as TA, in the case of ZILRETTA, as well as potentially other product candidates. Following extensive development programs, we have established that a single injection of ZILRETTA sustains local concentrations of TA in the joint for several months. The ZILRETTA microsphere PLGA formulation has gone through numerous iterations and has been optimized to release the drug over an extended period of time. In developing this unique combination of manufacturing process and formulation, we have established numerous trade secrets that relate to precise pharmaceutical release profiles.

The active pharmaceutical ingredient in ZILRETTA, TA, is manufactured and supplied by Farmabios SpA in accordance with current Good Manufacturing Practice, or cGMP, standards. This supplier is subject to regular inspections by the FDA. The PLGA material used in the manufacture of ZILRETTA is supplied by Evonik Corporation, or Evonik. In November 2016, we entered into a Supply Agreement with Evonik for the purchase of PLGA for clinical and commercial supply of ZILRETTA. The initial term of the Supply Agreement is until July 2021 and will renew for two successive two-year terms upon mutual written consent by both parties.  Under the Supply Agreement, we are bound to purchase PLGA from Evonik at certain minimum purchase amounts, which decrease over time, and at a specified price per gram, subject to adjustment from time to time, including due to changes in price indices and in the event the initial term of the Supply Agreement is extended.  Upon termination of the Supply Agreement (other than termination due to the bankruptcy of either Evonik or us) we are obligated to pay the costs associated with the binding supply forecast provided to Evonik.

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

Commercial Strategy

We have established a commercial infrastructure designed to drive the adoption and sales of ZILRETTA with the approximately 10,500 prescribers who treat approximately 70% of patients diagnosed with OA pain of the knee who receive an IA treatment. Of these prescribers, approximately 80% are orthopedists and rheumatologists. We hired our full complement of MBMs immediately following ZILRETTA’s approval on October 6, 2017. The MBMs were trained and deployed in the field as of November 20, 2017, when they began the process of promoting ZILRETTA to prescribing physicians. We distribute ZILRETTA solely through a limited network of contracted party specialty distributors and one specialty pharmacy.  While we believe that the United States represents the most attractive market for ZILRETTA, we continue to evaluate opportunities and potential partnerships to develop and commercialize ZILRETTA in territories outside the United States where we believe there is the potential for value-based pricing and reimbursement.

Of patients who are treated for OA pain of the knee with an IA injection, we estimate that approximately 70% receive IA injections from orthopedic surgeons or their attendant physician extenders (i.e. physician assistants and nurse practitioners). Approximately 8% of patients receive IA injections from physical medicine and rehabilitation specialists and rheumatologists, and approximately 7% of patients are treated by sports medicine specialists. Approximately 11% are treated by primary care physicians. The remaining IA injections are administered by a wider array of health care providers, including physician assistants and nurse practitioners.

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

The key competitive factors that could affect the success of ZILRETTA’s commercialization are likely to be efficacy, safety, price and the availability of reimbursement from government and other third-party payers. Immediate-release steroids and HAs are currently the two marketed classes of IA products that compete directly with ZILRETTA.

Also available are stem cell and platelet rich plasma, or PRP, injections, but these require on site preparation from tissue or blood taken from the patient, have generated questionable efficacy in controlled clinical trials, and we believe they are unlikely to be a broadly embraced therapeutic option for OA patients. Because these are minimally manipulated autologous therapies, they do not require and have not received FDA review or approval. For that reason, they are generally not reimbursed by payers and patients must pay out of pocket to receive these therapies. Furthermore, the American Association of Hip & Knee Surgeons recently issued a position statement indicating that it cannot recommend biologic therapies, including stem cell and PRP injections, for the treatment of advanced hip or knee arthritis.

In addition to marketed IA medications for OA, other companies have OA product candidates in advanced stages of clinical development. These product candidates include:

•

Anika Therapeutics, Inc.’s Cingal®, which is a mixture of Anika’s Monovisc combined with a low dose of a commonly used immediate-release steroid. Anika filed a Pre-Market Application with the FDA for Cingal based on a single pivotal clinical trial. In December 2015, Anika announced that due to the steroid component of the product, it needed to file this product candidate under an NDA. In June 2018, Anika announced Cingal did not achieve statistical significance at the primary endpoint of 26 weeks in an active comparator study. Subsequently, Anika completed an extension study to 39 weeks and announced an intention to include the data in a package for a meeting with the FDA planned for the first quarter of 2019. In February 2019, Anika announced that, based on their discussions with the FDA, they will need to conduct another Phase III clinical trial before they can potentially obtain approval for Cingal in the U.S.

•

Kolon TissueGene, Inc.’s Invossa™, which is a combination of human allogeneic chondrocytes and TGF-β1 transfected allogeneic chondrocytes. In November 2018, Kolon TissueGene announced they enrolled the first patient in a pivotal US Phase 3 trial.  According to clinicaltrials.gov, the estimated primary completion date for the trial is April 2021.

•

Ampio Pharmaceuticals, Inc.’s Ampion™, which is a derivative of human serum albumin, is described as having anti-inflammatory properties, and is formulated for immediate-release. Ampio stated that Ampion is in Phase 3 development but has not announced a timeline for potentially submitting a Biologics License Application, or BLA.

•

Centrexion Therapeutics Corporation’s CNTX-4975, which is a synthetic, ultra-pure injection of trans-capsaicin. In December 2018, Centrexion announced completion of patient enrollment in its Phase 3 VICTORY-1 trial. Topline results are expected to be reported in the first quarter of 2020.

•

A number of investigational nerve growth factor antibodies are in development. Regeneron’s fasinumab and Pfizer and Eli Lilly’s tanezumab are both in Phase 3 development. Initial results from Phase 3 clinical trials for each were announced in 2018. In January 2019, Pfizer and Lilly announced results from a second Phase 3 study showing that the tanezumab 5 mg treatment arm met all three co-primary endpoints at 24 weeks, however in the 2.5 mg treatment arm, patients’ overall assessment of their OA was not statistically different than placebo. Rapidly progressive OA was seen in 2.1% of tanezumab-treated patients and was not observed in the placebo arm.

•	Servier and Galapagos NV’s S201086/GLPG1972, an ADAMTS-5 inhibitor, is currently in Phase 2 clinical development.
•	Taiwan Liposome Company’s TLC599, which is a liposomal formulation of dexamethasone sodium phosphate. TLC599 is currently in Phase 2 clinical development.

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

As of January 31, 2019, we owned three U.S. issued patents, one pending U.S. application, and counterpart foreign patents and patent applications, all directed to ZILRETTA. One issued U.S. patent directed to ZILRETTA relates to its composition of matter and has an expiration date in 2031. A second issued U.S. patent directed to ZILRETTA relates to methods of manufacturing ZILRETTA and has an expiration date in 2031. A third issued U.S. patent directed to ZILRETTA relates to methods of using ZILRETTA and has an expiration date in 2031. The ZILRETTA composition of matter patent is the result of several unique discoveries relating to a narrow drug load specification, a certain release profile of polymers, specific polymer weights and ratios and clinical efficacy observed within a dose-range. The patents directed to ZILRETTA’s composition of matter and methods of using ZILRETTA are listed in the FDA Orange Book. The pending U.S. application directed at compositions of matter similar to ZILRETTA, as well as methods of making and using the same, if resulting in an issued patent, could provide additional claims expiring in 2031.

During 2018, we expanded our patent portfolio with additional granted patents related to ZILRETTA outside the United States. In 2018, we had patents granted in Mexico, the Russian Federation and the Republic of China (Taiwan), further expanding to the scope of the previously granted patents in Australia, Canada, China, Indonesia, Japan, New Zealand, Saudi Arabia, Singapore, South Africa, Taiwan and Ukraine. Generally, these foreign patents are directed to compositions of matter for ZILRETTA, methods of manufacturing ZILRETTA and/or methods of using ZILRETTA and are similar in scope to the protection in the United States described above. In addition, we have applications pending in Europe and additional countries throughout the world directed to ZILRETTA and related inventions.

We have also exclusively licensed issued patents, owned by SwRI, directed to our proprietary microsphere manufacturing technology used in the production of ZILRETTA. These patents are scheduled to expire in 2025.

We have exclusively licensed patents and patent applications owned by Baylor College of Medicine for human applications directed to our FX201 product candidate. The Baylor patents are issued in Europe, with an expiry date in 2032, and in Australia, Japan and China with expiry dates in 2033, and pending in Canada, Eurasia, India, and the U.S. We received a notice of allowance for the U.S. patent application covering FX201 on February 11, 2019. Finally, we have other patent applications directed to formulations and/or uses of compounds that are not directly relevant to ZILRETTA or our current programs in development.

Trade Secrets and Proprietary Information

The ZILRETTA microsphere PLGA formulation has been refined and optimized to deliver the drug substance released over an extended period of time. In developing this unique combination of manufacturing process and formulation, we have established numerous trade secrets, including those that relate to a precise pharmaceutical release profile. In addition, due to the complexity of the extended-release technology and the time, costs and technical risks involved in demonstrating bioequivalence through clinical trials, we believe that the ability of manufacturers to gain market approval for generic alternatives to ZILRETTA upon expiration of our patents and FDA exclusivity will be challenging.

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

FX201 Related Agreements

In December 2017, we entered into a definitive agreement with GeneQuine to acquire the global rights to FX201. As part of the asset purchase transaction with GeneQuine, we made an upfront payment of $2.0 million.  In 2018, we paid GeneQuine a $750,000 milestone payment for initiating a GLP toxicology study of FX201.  We may also be required to make additional milestone payments during the development of FX201, including up to $7.75 million through the Phase 2 proof of concept, or PoC, clinical trial and, following successful PoC, up to an additional $54 million in development and global regulatory approval milestone payments.  As part of the transaction with GeneQuine, we became the direct licensee of certain underlying Baylor College of Medicine, or Baylor, patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants us an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires us to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, we also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of preclinical and initial clinical supplies of FX201.

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

U.S. Biopharmaceutical Product Development Process

In the United States, the FDA regulates biopharmaceutical products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and implementing regulations. Biopharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties. The process required by the FDA before a biopharmaceutical product may be marketed in the United States generally involves the following:

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

Before testing any compounds with potential therapeutic value in humans, the biopharmaceutical product candidate enters the nonclinical testing stage, also referred to as preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the biopharmaceutical product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP.  The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, among other documentation, to the FDA as part of the IND application. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biopharmaceutical product candidate at any time before or during clinical trials due to safety concerns or non-compliance with applicable laws or regulations.

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

FDA Review and Approval Processes

The results of product development, preclinical studies and clinical studies for claimed indications as well as descriptions of the manufacturing process and controls, analytical tests conducted on the biopharmaceutical product, proposed labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. A supplement to an approved NDA or BLA is also required to be submitted for review when seeking major changes to manufacturing or labeling, including additional indications for use. Additionally, the results of product development, preclinical studies and clinical trials for the claimed indications in all relevant pediatric subpopulations and the support for dosing and administration for each pediatric subpopulation for which the product is safe and effective, are contained in an NDA or BLA. The FDA may grant deferrals for submission of pediatric data or full or partial waivers after the initial submission of a pediatric study plan following an end of Phase 2 meeting unless otherwise agreed upon by the FDA and the sponsor. The submission of an NDA or BLA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

The FDA reviews all NDAs and BLAs submitted before it accepts them for filing and may request additional information rather than accepting the application for filing. Once the application is accepted for filing, the FDA begins an in-depth review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 12 months after submission for a new molecular entity in which to complete its initial review and respond to the applicant, and eight months for a priority review application. In addition, the FDA has 10 months after submission of an NDA for a non-new molecular entity in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority review NDA. The FDA does not always meet its PDUFA goal dates for review of standard and priority review applications. The review process and the PDUFA goal date may be extended by additional three-month review periods whenever the FDA requests or the sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review cycle.

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

The FDA and other federal and state agencies closely regulate the promotion of drugs. Moreover, the FDA strictly regulates the promotional claims that may be made about drug and biologic products. In particular, a product may not be promoted for off label uses that are not approved by the FDA as reflected in the product’s approved packaging label or are otherwise truthful and not misleading statements. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

Other types of changes to the approved product, such as adding new indications and additional labeling changes, are also subject to further FDA review and approval.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any biopharmaceutical product for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payers.

In the United States, third-party payers include federal and state government payer programs, including Medicare and Medicaid, managed care organizations, private health insurers and other organizations. The process for determining whether a third-party payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the third-party payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. In addition, our biopharmaceutical products may not be considered medically necessary or cost-effective.

A third-party payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payer’s determination to provide coverage for a drug product does not ensure that other payers also will provide coverage or an adequate reimbursement rate for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payer scrutiny. We expect that the pharmaceutical industry will continue experiencing pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Third-party payers are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug candidates that we are developing and could adversely affect our net revenue and results.

Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, and on prescription drugs in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any company.

Additionally, in order to be eligible for certain federal agencies and grantees to purchase ZILRETTA, or to have it paid for with federal funds under the Medicaid and Medicare Part B programs, we participate in the Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. We are obligated through the FSS program to sell ZILRETTA through a FSS contract and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, Public Health Service, and Coast Guard). The FCP is based on the non-federal Average Manufacturer Price, which we will need to calculate and report to the VA on a quarterly and annual basis. These obligations contain extensive disclosure and certification requirements.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The MMA expanded Medicare coverage to include outpatient prescription drug purchases made by the elderly by establishing Medicare Part D and introduced a new reimbursement methodology based on average sales prices for physician administered drugs under Medicare Part B. In addition, the MMA provided authority for limiting the number of drugs that would be covered in any therapeutic class under the Medicare Part D program. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement rate that we receive for ZILRETTA and any of our other approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payers.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, was enacted as a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of PPACA of importance to our potential drug candidates are the following:

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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
•

new requirements under the federal Open Payments program, created under Section 6002 of PPACA, and its implementing regulations, that manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to Centers for Medicare and Medicaid Services, or CMS, information related to “payments or other transfers of value” made or distributed to physicians and teaching hospitals, and that applicable manufacturers and applicable group purchasing organizations report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians;
•

expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for non-compliance;

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of PPACA.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of PPACA or otherwise circumvent some of the requirements for health insurance mandated by PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, signed into law on December 22, 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals that fail to maintain qualifying health coverage for all of part of a year commonly referred to as the “individual mandate.”  On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace PPACA will impact PPACA.

In addition, since the PPACA was enacted, other legislative changes have been proposed and adopted that may impact the extent to which we are able to successfully commercialize any of our product candidates that receive regulatory approval. For example, in August 2011, then-President Obama signed into law the Budget Control Act of

2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, two percent per fiscal year through 2027 unless Congress takes additional action. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including at the federal level several recent U.S. Congressional inquiries and legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize ZILRETTA and any future products for which we receive regulatory approval.

We expect that PPACA reform, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, as well as additional downward pressure on the price that we receive for any approved product, including ZILRETTA.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Accelerated Approval for Regenerative Advanced Therapies

As part of the 21st Century Cures Act, Congress recently amended the FDCA to create an accelerated approval program for regenerative advanced therapies, which include cell therapies, gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative advanced therapies do not include those gene therapies, human cells, tissues, and cellular and tissue-based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. The new program is intended to facilitate efficient development and expedite review of regenerative advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A drug sponsor may request that the FDA designate a drug as a regenerative advanced therapy concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A NDA or BLA for a regenerative advanced therapy may be eligible for priority review or accelerated approval through surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative advanced therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are subject to regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of HHS (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. For example, various activities, including but not limited to sales, marketing and scientific/educational grant programs, must comply with the anti-fraud and abuse provisions of the Social Security Act, the federal Anti-Kickback Statute, the federal False Claims Act and similar state laws, each as amended. Failure to comply with such requirements could potentially result in substantial penalties to us. Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend against enforcement or litigation, in light of the fact that there is significant enforcement interest in pharmaceutical companies in the United States, and some of the applicable laws are quite broad in scope.

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

Federal false claims and false statements laws, including the federal False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for items or services, including drugs, for payment to, or approval by, a federal healthcare program, including Medicare or Medicaid. The qui tam provisions of the federal False Claims Act allow a private individual to bring a civil action on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, and their respective implementing regulations, impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform services involving the use or disclosure of individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information.

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

Employees

As of December 31, 2018, we had 272 full-time employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Research and Development

We invested $53.1 million, $51.2 million, and $41.3 million in research and development in the years ended December 31, 2018, 2017 and 2016, respectively.

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

You should consider carefully the risks described below, together with the other information contained in this Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission.  The risks and uncertainties below are those identified by us as material, but there are also additional risks and uncertainties that we are unaware of that may become important factors that affect us.  If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected, and the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses over the next few years.

We have a limited operating history. To date, we have focused primarily on developing our commercialized product, ZILRETTA. Any additional product candidates we develop will require substantial development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $169.7 million, $137.5 million, and $71.9 million for fiscal years 2018, 2017, and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $518.8 million. We expect to incur net losses over the next few years as we continue to invest in the commercialization of ZILRETTA and advance our development programs.

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

We also expect to continue to incur substantial and increased expenses as we invest in the commercialization of ZILRETTA, scale up commercial manufacturing of ZILRETTA, conduct additional clinical trials for this product and continue our development activities with respect to ZILRETTA, FX201 and other future product candidates. As a result of the foregoing, we expect to continue to incur significant losses and negative cash flows over the next few years.

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

Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials, and building and maintaining sales and marketing capabilities, is expensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we expand our sales and marketing activities, continue to commercialize ZILRETTA and advance our clinical programs.

As of December 31, 2018, we had cash, cash equivalents and marketable securities of approximately $258.8 million and working capital of $248.4 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital requirements for at least the next 12 months from the issuance date of the financial statements included in this report. Regardless of our expectations as to how long our cash, cash equivalents, and marketable securities will fund our operations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

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

On August 4, 2015, we entered into a credit and security agreement with MidCap Financial SBIC, LP, or MidCap, as administrative agent, and MidCap Funding XIII Trust and Silicon Valley Bank, as agent lenders, to borrow up to $30.0 million and contemporaneously drew down $15.0 million under the credit facility. The credit agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Successful commercialization of ZILRETTA is subject to many risks. We have never, as an organization, commercialized a product prior to ZILRETTA, and there is no guarantee that we will be able to do so successfully with ZILRETTA for its approved indication. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.

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

With respect to ZILRETTA, while we have established our commercial team and sales force, there are many factors that could cause the commercialization of ZILRETTA to be unsuccessful, including a number of factors that are outside our control. The commercial success of ZILRETTA depends on the extent to which patients and physicians accept and adopt ZILRETTA as a treatment for OA pain of the knee, and we do not know whether our or others’ revenue estimates in this regard will be accurate. For example, if the patient population suffering from OA pain of the knee is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to use ZILRETTA, the commercial potential of ZILRETTA will be limited. In addition, if ZILRETTA is not convenient for physicians to use, then it may not achieve widespread adoption, regardless of its efficacy and safety. For example, ZILRETTA must be administered only by a health care professional in an office, clinic or hospital setting. In addition, ZILRETTA requires a multi-step preparation process, which may discourage some physicians from using ZILRETTA. Moreover, ZILRETTA’s product label indicates that it is not intended for repeat administration, and we believe this has negatively impacted our commercialization efforts. While we successfully completed a Phase 3b repeat dose study of ZILRETTA and have submitted an sNDA to the FDA, we cannot predict whether or when the FDA may agree to modify the ZILRETTA product label with respect to repeat administration. We also do not know how physicians, patients and payers will respond to the pricing of ZILRETTA in the long-term. In particular, as part of our initial launch strategy we have provided product samples during a trial period, and do not know whether physicians that initially use ZILRETTA will continue to do so after using the product samples. If we experience any disruption in the commercial supply of ZILRETTA due to manufacturing or distribution issues, the disruption would impact ZILRETTA sales and may adversely affect physicians’, patients’ and payers’ assessment of ZILRETTA, negatively impacting uptake and long-term commercialization efforts.

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

If the commercialization of ZILRETTA is unsuccessful or perceived as disappointing, our stock price could decline significantly, and the long-term success of the product and our company could be harmed.

If we are unable to differentiate ZILRETTA from existing generic therapies for the treatment of OA, or if the FDA or other applicable regulatory authorities approve generic products that compete with ZILRETTA, our ability to successfully commercialize ZILRETTA would be adversely affected.

Immediate-release TA and other injectable immediate-release steroids, which are the current intra-articular, or IA, standard of care for OA pain, are available in generic form and are therefore relatively inexpensive compared to the pricing for ZILRETTA. These generic steroids also have well-established market positions and familiarity with physicians, healthcare payers and patients. Although we believe the proven and extended pain relief evidenced in our clinical trials demonstrate that ZILRETTA represents a clinically meaningful and highly efficacious option for patients and physicians, it is possible that we will receive data from additional clinical trials or in a post-marketing setting from physician and patient experiences with the commercial product that does not continue to support such interpretations. It is also possible that the FDA, physicians and healthcare payers will not agree with our interpretation of our existing and future clinical trial data. If we are unable to demonstrate the value of ZILRETTA based on our data, our opportunity for ZILRETTA to maintain premium pricing and be commercialized successfully would be adversely affected. For example, although ZILRETTA showed numeric improvements through week 12 in validated, OA specific pain, stiffness, function and quality of life exploratory measures and showed numeric improvements in average daily pain, it did not achieve statistical significance at the week 12 ADP timepoint compared to immediate-release TA. As a result, it is possible that healthcare payers will not agree with our assessment that ZILRETTA’s proven pain relief supports premium pricing.

In addition to existing generic steroids, such as immediate-release TA, the FDA or other applicable regulatory authorities may approve other generic products that could compete with ZILRETTA, if we cannot adequately protect it with our patent portfolio. Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. The FDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use, or labeling as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as ZILRETTA. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to our products would materially adversely impact our ability to successfully commercialize ZILRETTA.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy and safety of ZILRETTA and our other product candidates, including as relative to marketed products and product candidates in development by third parties;
•	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies;
•	the time it takes for our product candidates to complete clinical development and receive marketing approval;
•	the ability to maintain a good relationship with regulatory authorities;
•	the ability to commercialize and market ZILRETTA and any of our other product candidates that receive regulatory approval;
•	the price of ZILRETTA and any of our future products, including in comparison to branded or generic competitors;
•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;
•	the ability to protect our intellectual property rights;
•	the ability to manufacture on a cost-effective basis and sell commercial quantities of ZILRETTA and any of our other product candidates that receive regulatory approval; and

•	acceptance of ZILRETTA and any of our other product candidates that receive regulatory approval by patients, physicians and other healthcare providers.

If our competitors market products that are more effective, safer or less expensive than ZILRETTA, we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because we have limited research and development capabilities, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies, products or product candidates obsolete, less competitive or not economical.

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

Additionally, our strategy in the United States includes distributing ZILRETTA solely through a limited network of third-party specialty distributors and one specialty pharmacy. While we have entered into agreements with a specialty pharmacy and specialty distributors to distribute ZILRETTA in the United States, they may not perform as agreed or they may terminate their agreements with us. For example, ZILRETTA sales are concentrated with two specialty distributors, which together represented approximately 81% and 94% of our sales for the years ended December 31, 2018 and 2017, respectively. Loss of either specialty distributor through contract termination or its failure to distribute effectively would adversely affect ZILRETTA’s distribution. Also, we may need to enter into agreements with additional specialty distributors or specialty pharmacies, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all.  In the event that our specialty distributors or specialty pharmacy do not fulfill their contractual obligations to us, the agreements are terminated without adequate notice, or we are unable to expand our network, shipments of ZILRETTA through, and associated revenues from, these sales channels would be adversely affected. In addition, we expect that it would take a significant amount of time to negotiate new contracts if we were required to change our specialty distributors or specialty pharmacy.

To date, we have not entered into any strategic collaborations for ZILRETTA or any of our other product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic collaborations can be intricate and time consuming to negotiate and finalize. We may not be able to negotiate strategic collaborations for territories outside of the United States on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic collaboration outside of the United States because of the numerous risks and uncertainties associated with establishing strategic collaborations. To the extent that we enter into strategic collaborations, our future collaborators may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of ZILRETTA or our other product candidates in territories outside of the United States, or if our potential future collaborators do not successfully commercialize our product candidates in these territories, our ability to generate revenue from product sales will be adversely affected.

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

Successful sales of ZILRETTA and any other approved product candidates depend on the availability of coverage and adequate reimbursement from third-party payers, including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payers, among others. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from third-party payers are critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. The resulting reimbursement payment rates for ZILRETTA and, if approved, our other product candidates, might not be adequate or may require co-payments that patients find unacceptably high.

As of January 1, 2019, we received a product-specific J-Code for ZILRETTA (J-3304), which may reduce reluctance by physicians to prescribe ZILRETTA based on reimbursement concerns. However, third-party payers nevertheless may require documented proof that patients meet certain eligibility criteria in order to be reimbursed for ZILRETTA, for example requiring that a patient first try and fail treatment with an injection of generic corticosteroid. Also, third-party payers may require that pre-approval, or prior-authorization, be obtained from the payer for reimbursement of ZILRETTA, or limit coverage to one injection or a limited number of injections over a set time period. Patients are unlikely to use ZILRETTA and, if approved, any other products, unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. For example, ZILRETTA is sold to physicians on a “buy and bill” basis. Buy and bill products must be purchased by healthcare providers before they can be administered to patients. Healthcare providers subsequently must seek reimbursement for the product from the applicable third-party payer, such as Medicare or a health insurance company. Healthcare providers may be reluctant to administer ZILRETTA because they would have to fund the purchase of the product and then seek reimbursement, which may be different from their purchase price, or because they do not want the additional administrative burden required to obtain reimbursement for the product.

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

Government agencies promulgate regulations and guidelines directly applicable to us and to our products and product candidates. In addition, professional societies, such as the American Academy of Orthopedic Surgeons, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the healthcare and patient communities with respect to specific products. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that do not recognize ZILRETTA or our other product candidates, suggest limitations or inadequacies of ZILRETTA or our other product candidates, or suggest the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers, could result in decreased use or adoption of ZILRETTA or any future products.

ZILRETTA is available to a much larger number of patients and in broader populations through our commercialization efforts as compared to the patients in the clinical studies.  We do not know whether the results of ZILRETTA’s use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.

While the FDA granted approval of ZILRETTA based on the data included in the NDA, including data from our completed pivotal Phase 3 clinical trial, we do not know whether the results that served as the basis for the FDA’s approval of ZILRETTA will be consistent with commercial results as a large number of patients and broader populations are exposed to ZILRETTA and are exposed over longer periods of time, including results related to safety and efficacy.  New data relating to ZILRETTA, including from adverse event reports or our on-going studies of ZILRETTA related to hip OA or synovitis in knee OA, may result in changes to the product label and may adversely affect sales, or result in withdrawal of ZILRETTA from the market. The FDA and regulatory authorities in other jurisdictions may also consider any new data in connection with further marketing approval applications. If ZILRETTA or any additional approved products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the PPACA provisions of importance to the pharmaceutical industry are the following:

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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
•

new requirements under the federal Open Payments program, created under Section 6002 of PPACA, and its implementing regulations that require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made or distributed to physicians and teaching hospitals, and that applicable manufacturers and applicable group purchasing organizations report annually to CMS ownership and investment interests held by physicians and their immediate family members;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians;
•

expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for non-compliance;

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

Some of the provisions of PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of PPACA.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by PPACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, signed into law on December 22, 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals that fail to maintain qualifying health coverage for all of part of a year commonly referred to as the “individual mandate.”  On January 22, 2018, President Trump signed a continuing resolution on appropriation for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. The Bipartisan Budget Act of 2018, among other things, amended PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”  In July 2018, CMS announced published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.  On December 14, 2018, a Texas U.S. District Court Judge ruled that PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace PPACA will impact PPACA and our business.

In addition, since the PPACA was enacted, other legislative changes have been proposed and adopted that may impact the extent to which we are able to successfully commercialize any of our product candidates that receive regulatory approval. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, two percent per fiscal year through 2027 unless Congress takes additional action. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including at the federal level several recent U.S. Congressional inquiries and legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payers. The Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize ZILRETTA and any future products for which we receive regulatory approval.

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, as well as additional downward pressure on the price that we receive for any approved product, including ZILRETTA.

Risks Related to Product Development and Regulatory Compliance

We may never obtain regulatory approval of ZILRETTA for repeat administration or additional indications, approval of our other product candidates in the United States, or we may never obtain approval for or commercialize ZILRETTA or our other product candidates outside of the United States, which would limit our ability to realize their full market potential.

While ZILRETTA has been approved for the management of OA pain of the knee, the approved product label contains a limitation of use, or LOU, stating that ZILRETTA is not intended for repeat administration. On December 17, 2018, we submitted a supplemental new drug application, or sNDA, to the FDA to revise the product label for ZILRETTA. The sNDA is based on data from an open-label Phase 3b clinical trial, which indicated that repeat administration of ZILRETTA for treatment of OA knee pain was safe and well tolerated with no deleterious impact on cartilage or joint structure observed through X-ray analysis. We may not be successful in our efforts to modify or remove the LOU. It is possible that the FDA will disagree with our analysis or will find the data submitted in the sNDA insufficient to approve a label revision.  If we are unable to revise or expand the label for ZILRETTA to allow for repeat dosing, our ability to fully market ZILRETTA may be limited.

While ZILRETTA has been approved by the FDA for the treatment of patients with OA of the knee in the United States, it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market ZILRETTA for other indications or in other jurisdictions, or in order to market any of our other product candidates, we must obtain regulatory approval for each indication and in each applicable jurisdiction, and we may never be able to get such approval for ZILRETTA or our other product candidates. In particular, FX201 is at an early stage of development and may never reach IND submission or human clinical trials, in which case we may never recover our investment.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials. In particular, the results generated in our completed ZILRETTA pivotal Phase 3 clinical trial do not ensure that any ongoing or future ZILRETTA clinical trial, including our ongoing and planned clinical trials of ZILRETTA in hip OA and synovitis in knee OA, will be successful or consistent with the results generated in the Phase 3 trial.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Although we received regulatory approval of ZILRETTA for the treatment of OA knee pain, it is possible that none of our other product candidates will ever obtain regulatory approval or that we will not be able to obtain regulatory approval for ZILRETTA in additional indications.

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

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

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

In addition, even if we were to obtain approval for other product candidates or for ZILRETTA in other indications, regulatory authorities may approve such product candidates or indications for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidates.

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

            The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or for labeling supplements and other regulatory requests to be acted upon, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018 and ending on January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical government employees and stop critical activities. If repeated or prolonged government shutdowns occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, and negatively impact other government operations on which we rely, which could have a material adverse effect on our business.

The FDA granted marketing approval of ZILRETTA for the treatment of patients with OA pain of the knee, and we could face liability if a regulatory authority determines that we are promoting ZILRETTA for any off-label uses.

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their employees, including sales representatives, with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of ZILRETTA and any future products, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. For example, as part of our promotion strategy for ZILRETTA we communicate certain results from our Phase 3 clinical trial and other clinical data that are consistent with, but not directly included in, the product label. While we believe our communication of this data is in accordance with FDA guidance and applicable laws, we cannot be certain that the FDA or other regulatory agencies will agree with our use of this data or our sales force may use such data in a way that is inconsistent with our policies. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of HHS, the FDA, the Federal Trade Commission and various state Attorneys

General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug, and Cosmetic Act, or the FDCA, the federal False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

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

Our operations are directly or indirectly subject to various federal and state healthcare laws, including without limitation, fraud and abuse laws, false claims laws, marketing expenditure tracking and disclosure (or “sunshine”) laws, government price reporting, and health information privacy and security laws. Our potential exposure under such laws increased significantly with the commercialization of ZILRETTA in the United States through our dedicated sales force. Our costs associated with compliance are also likely to increase. These laws may impact, among other things, our current activities with investigators and research subjects, as well as sales, marketing, promotion, manufacturing, distribution, pricing, discounting, customer incentive programs, physician speaker programs, and other business arrangements and activities. In addition, we may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order or arranging for the purchase, lease, or order of any good, item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalties laws, including the federal False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform services involving the use or disclosure of individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

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

The FDA approved ZILRETTA only for the treatment of OA knee pain. If any other ongoing clinical studies of ZILRETTA are negative, the FDA could decide to withdraw approval, add warnings or narrow the approved indication in the product label.

ZILRETTA is, and, if approved, our other product candidates, will also be, subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report adverse events, or AEs, and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

In addition, manufacturers of drug products and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, and adherence to commitments made in the NDA. If we or a regulatory agency discover previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

We rely on third party collaborators to assist us in meeting our reporting and related obligations.  While we work closely with these third parties, we do not control all of their activities.  If our third-party collaborators do not meet the relevant commitments, we may fail to meet our applicable regulatory requirements.

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

If we were to experience an unexpected loss of supply of ZILRETTA or our other product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience disruptions in commercial supply of ZILRETTA or delays, suspensions or terminations of clinical trials or regulatory submissions. We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers or other third-party manufacturers to manufacture our products and product candidates, including Patheon with respect to finished drug supplies of ZILRETTA, must obtain and maintain approval by the FDA. While we work closely with our third-party manufacturers on the manufacturing process for our products and product candidates, including quality audits, we generally do not control the implementation of the manufacturing process of, and are completely dependent on, our contract manufacturers or other third-party manufacturers for compliance with cGMP regulatory requirements and for manufacture of both active drug substances and finished drug products. If our contract manufacturers or other third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

In addition, we have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve, or withdraws approval for, these facilities for the manufacture of our products and product candidates, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercialize, develop, or obtain or maintain regulatory approval for our products and product candidates.

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

We also rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce ZILRETTA and our other product candidates for our clinical trials and commercial sales. There are a limited number of suppliers for raw materials that we use to manufacture our products and product candidates and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials and ZILRETTA for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a contract manufacturer or other third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials for ZILRETTA or for any other approved products, there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our products, including ZILRETTA.

We expect to continue to depend on contract manufacturers or other third-party manufacturers for the foreseeable future. We have entered into long-term commercial supply agreements with our current contract manufacturers in order to maintain adequate supplies to manufacture finished ZILRETTA drug product. We may, however, be unable to enter into such agreements or do so on commercially reasonable terms for potential future product candidates, which could have a material adverse impact upon our business.

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

Our other product candidates, including FX201, also rely on sole sources of supply for the preclinical and clinical supply of materials. The manufacturing processes for FX201 and our other product candidates are complex, and it may difficult or impossible to finalize appropriate processes for the scaled manufacture of the product candidates.

These factors could cause the disruption of the commercialization of ZILRETTA; delay clinical trials, regulatory submissions, required approvals or commercialization of any of our other product or product candidates; cause us to incur higher costs; or prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required clinical or commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue in the event of a product stockout for ZILRETTA or any of our other product candidates that is approved and launched.

Manufacturing issues may arise that could increase product and regulatory approval costs or disrupt or delay commercialization.

As we scale up manufacturing of ZILRETTA and other product candidates, we may encounter product, packaging, equipment and process-related issues that may require refinement or resolution in order to proceed with our planned clinical trials or maintain regulatory approval for commercial marketing. In the future, we may identify impurities or other product related issues, which could result in increased scrutiny by regulatory authorities, suspensions of commercial activities or product recalls, delays in our clinical program and regulatory approval, increases in our operating expenses, or failure to obtain or maintain approval for our products or product candidates.

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We rely upon and plan to continue to rely upon third-party CROs to monitor and manage data for our preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with FDA laws and regulations regarding current good clinical practice, or GCP, which are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Council for Harmonization guidelines for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, portions of the clinical trials for our product candidates may be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

Some of our CROs have an ability to terminate their respective agreements with us if, among other reasons, it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated. If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our preclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

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

Even if we are able to establish collaboration arrangements, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. If we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. It is possible that a partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product candidate could be delayed or terminated, and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product or product candidate or research program under collaboration and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain.

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

We are highly dependent on the principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives and other technically qualified personnel in our industry, particularly in the greater Boston, Massachusetts area where our headquarters is located, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous biotechnology and pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in the commercialization of ZILRETTA or clinical studies of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.

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

The use of our product candidates in clinical trials and the sale of ZILRETTA and any other products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or product candidates. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and perception of our products in the market;
•	withdrawal or suspension of marketing approvals;
•	withdrawal of clinical trial participants;
•	costs due to related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	the inability to commercialize our product candidates;
•	decreased demand for our products approved for commercial sale; and
•	reputational harm.

Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action or mass tort lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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
•

potential noncompliance with the FCPA, the U.K. Bribery Act 2010, or similar antibribery and anticorruption laws in other jurisdictions as well as various regulations pertaining to data privacy, such as the GDPR;

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our commercial and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs, and the development of our product candidates could be delayed.

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

We may also be subject to or affected by foreign laws and regulation, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the GDPR, which introduces strict requirements for processing personal data. The GDPR is likely to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of the annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, it has and will continue to require significant effort and expense to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR may change periodically or may be modified by European Union, or EU, national law, and could have an effect on our business operations if compliance becomes substantially costlier than under current requirements. It is possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Exposure to U.K. political developments, including the outcome of the referendum on membership in the European Union, could impact our suppliers and harm our business.

The U.K.’s referendum to leave the EU, or “Brexit,” has caused and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. A process of negotiation will determine the future terms of the U.K.’s relationship with the EU.  During this period of negotiation, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. The tax consequences of the U.K.’s withdrawal from the EU are uncertain as well. Brexit may also have a detrimental effect on our suppliers, which could, in turn, adversely affect our revenues and financial condition.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights and our current or future licensors’ or collaborators’ patent rights are highly uncertain.  The patent applications that we own or in-license may fail to result in issued patents with claims that cover our products or product candidates in the United States, including through the inter-partes review process, or in other foreign countries. Even for our issued patents and if other patents do successfully issue, third parties may challenge their inventorship, ownership, validity, enforceability or scope in the courts or patent offices in the United States and abroad.  This may result in such patents being narrowed or invalidated, which could limit our ability to stop others from using or commercializing similar or identical technologies or products, or limit the duration of the patent protection for our technologies and products. If this were to occur, early generic competition could be expected against ZILRETTA and potentially reduce the value of our product candidates in development. Also, a third party may challenge our rights to patents and patent applications that we license from third parties. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of ZILRETTA and/or our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our products or product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any drug substance formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtain a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product or product candidate unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

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

The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	the success or perceived success of the commercialization of ZILRETTA;
•	failure to successfully develop and commercialize additional product candidates;
•	changes in the structure of healthcare payment systems;
•	adverse results or delays in clinical trials;
•	inability to obtain additional funding;
•	changes in laws or regulations applicable to our products or product candidates;
•	inability to obtain adequate product supply for our products or product candidates, or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;
•	failure to meet or exceed product development or financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent, product liability or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

In addition, the stock market in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like ours. Broad market and industry factors may continue to negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

As of December 31, 2018, our executive officers, directors and stockholders affiliated with our officers and directors beneficially owned approximately 15.4% of our voting stock.  Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses, or NOLs, and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. We have experienced multiple ownership changes since our inception, however, based on the annual limitations calculated at each ownership change date, we expect that substantially all net operating loss carryforwards will be available to offset future taxable income.  Approximately $0.3 million of NOLs are expected to expire unused. Future ownership changes as defined by Section 382 may further limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

Under the newly enacted federal income tax law, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited and could be subject to future limitations under Section 382.

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

Our offices are located in Burlington, Massachusetts at a leased facility used primarily for corporate functions. Due to increased headcount and future growth plans, during 2018, we amended the lease to expand the facility to approximately 36,500 square feet. The lease for the office space expires in October 2023.  In addition, we lease approximately 5,300 square feet of laboratory space in Woburn, Massachusetts under a lease that expires in 2022.

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

The following graph shows a comparison from February 12, 2014 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2018 of the cumulative total return for our common stock, the Russell 2000 Growth and Biotech index and the NASDAQ Composite Index. The graph assumes an initial investment of $100 on February 12, 2014. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Holders of Record

As of February 25, 2019, there were approximately 15 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

We have derived the consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and December 31, 2017 from our audited consolidated financial statements appearing elsewhere in this Annual Report.  The selected consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements not included in this document. The selected consolidated financial data for all periods presented reflects the 1-for-8.13 reverse stock split we effected on January 27, 2014.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Product revenue, net	$22,524	$355	$—	$—	$—
Operating expenses:
Cost of sales	7,336	4	—	—	—
Research and development	53,079	51,231	41,314	32,691	17,923
Selling, general and administrative	121,311	78,801	28,466	13,372	9,064
Total operating expenses	181,726	130,036	69,780	46,063	26,987
Loss from operations	(159,202)	(129,681)	(69,780)	(46,063)	(26,987)
Other (expense) income
Interest income	4,567	3,718	1,521	1,246	479
Interest expense	(15,712)	(11,268)	(1,748)	(571)	(401)
Other income (expense)	688	(250)	(1,887)	(927)	(404)
Total other (expense) income	(10,457)	(7,800)	(2,114)	(252)	(326)
Net loss	$(169,659)	$(137,481)	$(71,894)	$(46,315)	$(27,313)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(4.49)	$(4.16)	$(2.84)	$(2.15)	$(1.97)
Weighted average common shares outstanding, basic and diluted(1)	37,751	33,027	25,297	21,497	13,894

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities, and long-term investments	$258,784	$423,916	$210,329	$118,604	$151,625
Working capital(2)	248,425	367,418	191,853	104,044	145,328
Total assets	295,752	441,317	226,262	127,139	153,348
Total debt(3)	158,486	160,010	30,533	15,002	3,564
Total stockholders’ equity	110,079	260,274	187,032	103,986	144,942

(1)

See Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

(2)	We define working capital as current assets less current liabilities.
(3)

Total debt includes the current and long-term portion of our term loan, net of debt issuance costs, and the 2024 convertible notes, net of the portion of the proceeds allocated to the conversion option and net of debt issuance costs.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, a type of degenerative arthritis referred to as OA.

On October 6, 2017, the U.S. Food and Drug Administration, or FDA, approved our product, ZILRETTA, for marketing in the United States. ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA related knee pain. ZILRETTA is a non-opioid therapy that employs our proprietary microsphere technology to provide extended pain relief. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA met the primary endpoint of pain reduction at Week 12, with statistically significant pain relief extending through Week 16. We also have a product candidate (FX201) in development for OA.

We were incorporated in Delaware in November 2007, and to date we have devoted substantially all of our resources to developing our product candidates, including conducting clinical trials with our product candidates, preparing for and undertaking the commercialization of ZILRETTA, providing general and administrative support for these operations and protecting our intellectual property.  From our inception through December 31, 2018, we have raised approximately $756 million and funded our operations primarily through the sale of our common stock, convertible preferred stock, and convertible debt, as well as debt financing.  Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

We have incurred net losses in each year since our inception in 2007. Our net losses were $169.7 million, $137.5 million, and $71.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $518.8 million. Substantially all of our net losses resulted from costs incurred in connection with our development programs and from selling, general and administrative expenses associated with our operations.

We anticipate that we will incur losses over the next few years. We expect that our operating expenses will continue to increase in connection with our ongoing activities, as we:

•	continue the development and commercialization of ZILRETTA, including our on-going and future clinical trials;
•	continue to scale-up manufacturing activities including the supply of clinical trial materials and commercial batches;
•	maintain a sales and marketing infrastructure for the commercialization of ZILRETTA;
•	expand our development activities and advance additional product candidates;
•	maintain, expand and protect our intellectual property portfolio; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

We considered 2018 to be a foundational year for the commercialization of ZILRETTA, as we managed reimbursement dynamics and ramped up our promotional and marketing efforts.

ZILRETTA is a physician-administered product, and therefore physicians are required to purchase and manage the inventory of ZILRETTA, prior to administering the product to patients. Physicians obtain reimbursement for ZILRETTA from the applicable third-party payer, such as Medicare or a health insurance company, only after it has been administered to patients.  This is called a “buy and bill” process.  Because physicians are at financial risk for the cost of a “buy and bill” product until they have been reimbursed, concerns about reimbursement can impact a physician’s decision to use the product.  Shortly after the FDA approved ZILRETTA in October 2017, we applied to the CMS for a product-specific reimbursement code, known as a J code, under the Healthcare Common Procedure Coding System, or HCPCS.  Product-specific J codes provide reimbursement at a predetermined amount, in a timely and consistent manner, and are recognized by Medicare and the overwhelming majority of commercial insurers.  Following their standard process, CMS announced, in November 2018, that ZILRETTA had been recommended for a product-specific J code (J3304), which took effect on January 1, 2019.

For the first half of 2018, ZILRETTA was reimbursed under a miscellaneous J code, which was not product-specific and had the potential to result in inconsistent and delayed reimbursement for prescribers.  As a result, physician practices may have been reluctant to place large orders and, in some cases, refused to purchase ZILRETTA at all until a product-specific J code was in place.  On March 30, 2018, CMS issued a quarterly update to the HCPCS that included a product-specific Q code for ZILRETTA (Q9993), which became effective July 1, 2018.  Q codes are temporary codes which CMS issues at its discretion when it identifies a programmatic need to differentiate a single source drug from other products available in the marketplace until a product-specific J code is established.  Although Q codes simplify the reimbursement process in a manner that is consistent with product-specific J codes, they are issued infrequently and the ZILRETTA prescriber base was largely unfamiliar with these.  This lack of familiarity may have muted the favorable impact of the Q code on the adoption of ZILRETTA was muted.  We believe that the product-specific J code, J3304, will provide prescribers with confidence in the reimbursement of ZILRETTA, as product-specific J codes are universally recognized by Medicare, as well as by commercial payers.

Our promotional and marketing activities increased over the course of 2018, as our Musculoskeletal Business Managers, or MBMs, built and strengthened their relationships with prescribers, and informed and educated them about ZILRETTA.  Furthermore, our Field Access Managers worked with physician practices to navigate any reimbursement challenges.  We continue to closely track and report on a number of quantitative adoption metrics.  Since the commercial launch of ZILRETTA in the fourth quarter of 2017, our MBMs have made calls on approximately 17,000 physician prescribers. In addition, our MBMs conducted in-depth product discussions at 3,255, or approximately 88%, of our 3,700 target accounts, and 3,321 target accounts, or approximately 90%, have purchased or received samples of ZILRETTA. Of the accounts that have purchased ZILRETTA, 69% have placed a reorder for additional product. With respect to commercial payers, we have engaged with 48 key insurers that represent approximately 225 million, or 75%, of the commercially covered lives in the U.S. Commercial insurance coverage for ZILRETTA continues to be broad with more than 95% of the medical benefits verifications processed through FlexForward, our reimbursement hub service provider, indicating coverage of ZILRETTA.

We may need to raise additional capital for the commercialization of ZILRETTA and completing clinical development of any of our other product candidates. Until such time that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, including convertible debt financings, government or other third-party funding and collaborations, and licensing arrangements. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others, rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full.

Financial Overview

Revenue

Net product sales consist of sales of ZILRETTA, which was approved by the FDA on October 6, 2017 and launched in the United States shortly thereafter.  We had not generated any revenue prior to the launch of ZILRETTA.

Cost of Sales

Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of ZILRETTA.  Cost of sales also includes period costs related to certain inventory manufacturing services, inventory adjustment charges, and unabsorbed manufacturing and overhead costs, as well as any write-offs of inventory that fails to meet specification or is otherwise no longer suitable for commercial manufacture. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the vast majority of the costs to manufacture ZILRETTA that was recognized as revenue during the year ended December 31, 2017 were expensed prior to the October 2017 FDA approval and, therefore, are not included in cost of sales during the period.  In addition, the majority of product sold during the year ended December 31, 2018 was manufactured and previously charged to research and development expense prior to FDA approval of ZILRETTA and therefore is not included in cost of sales during the period. As of December 31, 2018, all of the finished goods inventory that was previously expensed has been sold to customers.

Research and Development Expenses

Our research and development activities include: preclinical studies, clinical trials and chemistry manufacturing and controls, or CMC activities. Our research and development expenses consist primarily of:

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

We anticipate that our selling, general and administrative expenses will increase in the future as we continue to build our corporate and commercial infrastructure to support the continued development and commercialization of ZILRETTA or any other product candidates. In particular, we expect to incur ongoing increases in selling, general and administrative expenses related to the commercialization of ZILRETTA, including external marketing spend and the operation of our field sales force. Additionally, we anticipate increased expenses related to the audit, legal and compliance, regulatory, investor relations and tax-related services associated with maintaining compliance with the SEC and Nasdaq requirements and healthcare laws and compliance requirements, director and officer insurance premiums and other costs associated with operating as a publicly-traded company.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash and cash equivalents balances and our marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense. Interest expense consists of contractual interest on our 2024 Convertible Notes, which accrue interest at a rate of 3.375% per annum, payable semi-annually, and our term loan facility, which accrues interest at a fixed rate of 6.25% per annum. Also included in interest expense is the amortization of the final payment on the term loan and the debt discount related to the convertible notes, which is being amortized to interest expense using the effective interest method over the expected life of the debt.

Foreign currency gain (loss). We maintain a bank account denominated in British Pounds.  All foreign currency payables and cash balances are measured at the applicable exchange rate at the end of the reporting period.  All associated gains and losses from foreign currency transactions are reflected in the consolidated statements of operations, within other income and expense.

Other income (expense). Other income (expense) consists of the net accretion of premiums and discounts related to our marketable securities, and our realized gains (losses) on redemptions of our marketable securities. We will continue to record either income or expense related to accretion of discounts or amortization of premiums on marketable securities for as long as we hold these investments. Also included in other income (expense) is the amortization of debt issuance costs on our term loan facility and the 2024 Convertible Notes, which are being amortized over the respective terms of the loans.

Income Taxes

As of December 31, 2018, we had $298.9 million and $219.4 million of federal and state net operating loss carryforwards, respectively, and $7.1 million and $3.5 million of federal and state research and development tax credit carryforwards, respectively, available to offset our future taxable income, if any. These federal net operating loss carryforwards and research and development tax credit carryforwards expire at various dates beginning in 2029, if not utilized and are subject to review and possible adjustment by the Internal Revenue Service. Approximately $109.4 million of the federal net operating losses have an indefinite carryforward. The state net operating loss carryforwards and research and development tax credit carryforwards expire at various dates beginning in 2030 and 2025, respectively, if not utilized and are subject to review and possible adjustment by the state tax authorities. At December 31, 2018, a full valuation allowance was recorded against our net operating loss carryforwards and our research and development tax credit carryforwards.

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

Revenue Recognition

On October 6, 2017, the FDA approved ZILRETTA. We entered into a limited number of arrangements with specialty distributors and a specialty pharmacy in the U.S. to distribute ZILRETTA. These arrangements are our initial contracts with customers and, as a result we adopted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”) as of January 1, 2017. The transition to Topic 606 had no impact on our financial statements because we had no historical revenue prior to the launch of ZILRETTA. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract with a customer under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as)

the performance obligation is satisfied. For a complete discussion of accounting for product revenue, see Product Revenue, Net (below).

Product Revenue, Net— We sell ZILRETTA to our customers who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. In addition to distribution agreements with our customers, we enter into arrangements with government payers that provide for government mandated rebates and chargebacks with respect to the purchase of ZILRETTA.

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

Trade Discounts and Allowances—We compensate (through trade discounts and allowances) our customers for sales order management, data, and distribution services. However, we have determined such services received to date are not distinct from our sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2018, as well as a reduction to trade receivables, net on the consolidated balance sheets.

Product Returns— Consistent with industry practice, we generally offer our customers a limited right of return for product that has been purchased from us based on the product’s expiration date.  We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as within accrued expenses and other current liabilities, net on the consolidated balance sheets. We currently estimate product return liabilities using available industry data and our own sales information, including our visibility into the inventory remaining in the distribution channel. We have received an immaterial amount of returns to date and we believe that returns of ZILRETTA will be minimal.

Our limited right of return allows for eligible returns of ZILRETTA in the following circumstances:

•	Shipment errors that were the result of an error by us;
•	Quantity delivered that is greater or less than the quantity ordered;
•	Product distributed by us that is damaged in transit prior to receipt by the customer;
•

Expired product, previously purchased directly from us, that is returned during the period beginning three months prior to the product’s expiration date and ending three months after the product’s expiration date;

•	Product subject to a recall; and
•	Product that we, at our sole discretion, have specified to be returned.

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

Government Rebates— We are subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. We anticipate our exposure to utilization from the Medicare Part D coverage gap discount program to be immaterial.  For Medicaid programs, we estimate the portion of sales attributed to Medicaid patients and record a liability for the rebates to be paid to the respective state Medicaid programs.  Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Other Incentives— Other incentives which we offer include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

To date, our only source of product revenue has been from the U.S. sales of ZILRETTA, which we began shipping to customers in October 2017.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2018 and 2017:

(In thousands)	Trade Discounts, Allowances and Government Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of January 1, 2017	$—	$—	$—	$—
Provision related to sales in the current year	100	15	2	117
Credit or payments made during the period	(40)	0	0	(40)
Balance as of December 31, 2017	60	15	2	77
Provision related to sales in the current year	1,688	502	124	2,314
Credit or payments made during the period	(1,147)	(26)	(1)	(1,174)
Balance as of December 31, 2018	$601	$491	$125	$1,217

Inventory

We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. We perform an assessment of the recoverability of capitalized inventory during each reporting period and write down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified.  Such impairment charges, should they occur, are recorded within cost of sales.  The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of sales in the consolidated statements of operations and comprehensive loss.

We capitalize inventory costs associated with our products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory acquired prior to receipt of marketing approval of a product candidate is expensed as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical manufacturing campaign.  Inventory produced that will be used in promotional marketing campaigns is expensed to selling, general and administrative expense when it is selected for use in a marketing program.

Research and Development Costs

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable internal and vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met.  We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time.  We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.  Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with clinical studies;
•	investigative sites in connection with clinical studies;
•	vendors related to product manufacturing, development and distribution of clinical supplies; and
•	vendors in connection with preclinical development activities.

We record expenses related to clinical studies and manufacturing development activities based on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs and manufacturing vendors that conduct and manage these activities on our behalf.  The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows.

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis. If we do not identify costs that we have begun to incur, or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not adjusted our estimates at any particular balance sheet date in any material amount.

Stock-Based Compensation

We measure stock-based awards granted to employees and directors at fair value on the date of the grant and recognize the corresponding compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, using the straight-line method. We account for forfeitures as they occur and do not estimate future forfeitures. As such, previously recognized compensation expense for an award is reversed in the period that the award is forfeited. For stock awards that have a performance condition, we recognize compensation expense based on our assessment of the probability that the performance condition will be achieved, using an accelerated attribution model, over the explicit or implicit service period. We measure stock-based awards granted to non-employees for services received based on the fair value of the equity instrument issued. The measurement date of the fair value of the equity instrument issued to non-employees is the earlier of the date on which the counterparty’s performance is complete or the date on which there is a commitment to perform. Effective January 1, 2019, we will adopt ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). As a result of our adoption of this standard, stock-based awards granted to non-employees will be accounted for the same way as awards granted to employees, and such awards will not be re-measured at fair value each reporting period. We will adopt this standard prospectively and no impact on this year’s financial statements is expected.

Prior to February 2014, we were a privately-held company with a limited operating history and accordingly we utilized data from representative peer companies to estimate expected stock price volatility from our inception to our initial public offering.  We selected peer companies from the biopharmaceutical industry with similar characteristics as us, including stage of product development, market capitalization and therapeutic focus. Since our initial public offering in February 2014, we have continued to use volatility data from a representative peer group to estimate expected stock price volatility and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price for a period of time that is commensurate with the expected term (in years) of our stock options. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. The assumptions used to determine the fair value of stock-based awards using the Black-Scholes option-pricing model were as follows:

	December 31,
	2018	2017	2016
Risk-free interest rates	2.67% - 3.06%	1.97% - 2.29%	0.74% - 1.75%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	6.0	6.0	5.6
Expected volatility	69.8% - 75.3%	69.9% - 72.8%	67.3% - 99.9%

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2018	2017	$ Change	% Change
Revenues
Product revenue, net	$22,524	$355	$22,169	NM
Operating expenses
Cost of sales	7,336	4	7,332	NM
Research and development	53,079	51,231	1,848	3.6%
Selling, general and administrative	121,311	78,801	42,510	53.9%
Total operating expenses	181,726	130,036	51,690	39.8%
Loss from operations	(159,202)	(129,681)	(29,521)	22.8%
Other (expense) income
Interest income	4,567	3,718	849	22.8%
Interest expense	(15,712)	(11,268)	(4,444)	39.4%
Other income (expense)	688	(250)	938	375.2%
Total other (expense) income	(10,457)	(7,800)	(2,657)	34.1%
Net loss	$(169,659)	$(137,481)	$(32,178)	23.4%

Product Revenue

We began commercially selling ZILRETTA within the United States in October 2017, following FDA approval on October 6, 2017.  For the years ended December 31, 2018 and 2017, we recorded $22.5 million and $0.4 million, respectively, of net product revenue.  For further discussion regarding our revenue recognition policy, see Note 3 to our consolidated financial statements appearing elsewhere in this Form 10-K.

Cost of Sales

Cost of sales was $7.3 million and $4 thousand for the years ended December 31, 2018 and 2017, respectively, of which $5.0 million relates to unabsorbed manufacturing and overhead costs related to the operation of the facility at Patheon for the year ended December 31, 2018. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the vast majority of the costs to manufacture ZILRETTA that was recognized as revenue during the year ended December 31, 2017 were expensed prior to the October 2017 FDA approval and, therefore, are not included in cost of sales during the period.  In addition, the majority of product sold during the year ended December 31, 2018 was manufactured and previously charged to research and development expense prior to FDA approval of ZILRETTA and therefore is not included in cost of sales during the period. As of December 31, 2018, all of the finished goods inventory that was previously expensed has been sold to customers.

Research and Development Expenses

	Year Ended December 31,
(In thousands)	2018	2017	$ Change	% Change
Direct research and development expenses by program:
ZILRETTA	$16,244	$20,040	$(3,796)	(18.9)%
Portfolio expansion	6,713	5,043	1,670	33.1%
Other	2,345	1,080	1,265	117.1%
Total direct research and development expenses	25,302	26,163	(861)	(3.3)%
Personnel and other costs	27,777	25,068	2,709	10.8%
Total research and development expenses	$53,079	$51,231	$1,848	3.6%

Research and development expenses were $53.1 million and $51.2 million for the years ended December 31, 2018 and 2017, respectively. The increase in research and development expenses year-over-year of $1.8 million was primarily due to an increase of $2.7 million in salary and other employee-related costs for additional headcount and stock-based compensation expense, as well as a $2.9 million increase in expenses related to our pipeline program and other program costs, offset by a decrease of $3.8 million in ZILRETTA clinical development expenses primarily due to the marketing approval of ZILRETTA in the fourth quarter of 2017 and timing of clinical trial costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $121.3 million and $78.8 million for the years ended December 31, 2018 and 2017, respectively. Selling expenses were $87.3 million and $45.9 million for the years ended December 31, 2018 and 2017. The year-over-year increase in selling expenses of $41.4 million was primarily due to salary and other employee-related costs associated with additional headcount and costs related to the establishment of commercial marketing and sales capabilities. General and administrative expenses were $34.0 million and $32.9 million for the years ended December 31, 2018 and 2017, respectively, which represents an increase of $1.1 million year over year.

Other Income (Expense)

Interest income was $4.6 million and $3.7 million for the years ended December 31, 2018 and 2017, respectively. The increase in interest income was primarily due to increasing interest rates throughout 2018.

Interest expense was $15.7 million and $11.3 million for the years ended December 31, 2018 and 2017, respectively. The increase in interest expense was primarily due to interest incurred on the 2024 Convertible Notes.

We recorded other income of $0.7 million for the year ended December 31, 2018, compared to other expense of $0.3 million for the year ended December 31, 2017. Other income, net increased primarily due to the accretion of discounts on marketable securities; whereas in 2017, more securities were purchased at a premium.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(In thousands)	2017	2016	$ Change	% Change
Revenues
Product revenues, net	$355	$—	$355	NM
Operating expenses
Cost of sales	4	—	4	NM
Research and development	51,231	41,314	9,917	24.0%
Selling, general and administrative	78,801	28,466	50,335	176.8%
Total operating expenses	130,036	69,780	60,256	86.4%
Loss from operations	(129,681)	(69,780)	(59,901)	85.8%
Other (expense) income
Interest income	3,718	1,521	2,197	144.4%
Interest expense	(11,268)	(1,748)	(9,520)	544.6%
Other expense	(250)	(1,887)	1,637	(86.8)%
Total other (expense) income	(7,800)	(2,114)	(5,686)	269.0%
Net loss	$(137,481)	$(71,894)	$(65,587)	91.2%

Product Revenue

We began commercially selling ZILRETTA within the United States in October 2017, following FDA approval on October 6, 2017.  For the year ended December 31, 2017, we recorded $0.4 million of net product revenue.

Cost of Sales

Cost of sales was approximately $4 thousand for the year ended December 31, 2017.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the vast majority of the costs to manufacture ZILRETTA that was recognized as revenue during the year ended December 31, 2017 were expensed prior to the October 2017 FDA approval of ZILRETTA and, therefore, are not included in cost of sales during the period.  We expect cost of sales to increase in relation to product revenues as we deplete these inventories

Research and Development Expenses

	Year Ended December 31,
(In thousands)	2017	2016	$ Change	% Change
Direct research and development expenses by program:
ZILRETTA	$20,040	$24,609	$(4,569)	(18.6)%
Portfolio expansion	5,043	596	4,447	746.1%
Other	1,080	620	460	74.2%
Total direct research and development expenses	26,163	25,825	338	1.3%
Personnel and other costs	25,068	15,489	9,579	61.8%
Total research and development expenses	$51,231	$41,314	$9,917	24.0%

Research and development expenses were $51.2 million and $41.3 million for the years ended December 31, 2017 and 2016, respectively. The increase in research and development expenses year over year of $9.9 million was primarily due to a $5.2 million increase in preclinical expenses related to our portfolio expansion, other program costs, FX101 and a $9.6 million increase in personnel and other employee-related costs for additional headcount and stock compensation expense. This was offset by a $4.9 million decrease in development expenses for ZILRETTA, including CMC and clinical trial costs. The primary increase in the portfolio expansion in 2017 is due to the December 2017 acquisition of the global rights to FX201 from GeneQuine which required an upfront payment of $2.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $78.8 million and $28.5 million for the years ended December 31, 2017 and 2016, respectively, for a year-over-year increase of $50.3 million. Selling expenses were $45.9 million and $11.1 million for the years ended December 31, 2017 and 2016, respectively. The increase in selling expenses year over year of $34.8 million was primarily due to salary and related costs associated with additional headcount (an increase of 138 employees) and costs related to the creation of commercial marketing and sales capabilities.

General and administrative expenses were $32.9 million and $17.4 million for the years ended December 31, 2017 and 2016, respectively. The increase in general and administrative expenses year over year of $15.5 million was primarily due to salary and related costs associated with additional headcount and increased stock compensation expense.

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

Other expense was $0.3 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively. Other expense decreased primarily due to foreign currency related gains during the year ended December 31, 2017 versus foreign currency losses incurred during the year ended December 31, 2016.

Liquidity and Capital Resources

During the year ended December 31, 2018, we generated $22.5 million in net product revenue. We have incurred significant net losses in each year since our inception in 2007, including net losses of $169.7 million, $137.5 million, and $71.9 million for fiscal years 2018, 2017, and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $518.8 million. We anticipate that we will continue to incur losses over the next few years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt and convertible debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through December 31, 2018, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and convertible debt, and through venture debt financing. From our inception through December 31, 2018, we had raised approximately $756.0 million from such transactions, including amounts from our initial and follow-on public offerings during 2014, 2016 and 2017 as well as our term loan facility entered into in 2015 and our 2024 Convertible Notes issuance in 2017. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $258.8 million.  Based on our current operating plan we anticipate that our existing cash, cash equivalents and marketable securities will fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this report. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

The following table shows a summary of our cash flows for each of the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash flows used in operating activities	$(160,419)	$(107,831)	$(62,472)
Cash flows provided by (used in) investing activities	125,584	(118,672)	(132,354)
Cash flows (used in) provided by financing activities	(6,325)	323,497	163,197
Net (decrease) increase in cash and cash equivalents	$(41,160)	$96,994	$(31,629)

Net Cash Used in Operating Activities

Operating activities used $160.4 million of cash in the year ended December 31, 2018. Cash used in operating activities resulted primarily from our net loss of $169.7 million and changes in our operating assets and liabilities of $14.2 million, partially offset by non-cash charges of $23.4 million. Changes in our operating assets and liabilities consisted primarily of a $12.7 million increase in accounts receivable, a $5.2 million increase in inventory, and a $2.1 million increase in prepaid expenses and other current assets, partially offset by an increase of $5.8 million in accounts payable and accrued expenses. Non-cash charges consisted primarily of $15.5 million of stock-based compensation expense, $7.8 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, and $1.7 million of depreciation, partially offset by $1.3 of net accretion of discounts related to our investments.

Operating activities used $107.8 million of cash in the year ended December 31, 2017. The cash used in operating activities in the year ended December 31, 2017 resulted primarily from our 2017 net loss of $137.5 million offset by changes in our operating assets and liabilities of $11.8 million and non-cash charges of $17.9 million. Changes in our operating assets and liabilities consisted primarily of a $2.2 million increase in accounts receivable and inventory, offset by a $0.4 million decrease in prepaid expenses, an increase of $9.4 million in accrued expenses and other current liabilities and an increase of $4.1 million in accounts payable. The increase in accrued expenses and other current liabilities was primarily attributable to increased expenses related to payroll and other employee related expenses, professional service fees and interest expense on loans. Non-cash charges consisted primarily of $11.5 million of stock-based compensation expense, $2.0 million in depreciation expense, $4.8 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, and $0.3 amortization and accretion related to our investments, offset by $0.9 million of premiums paid on securities purchased.

Operating activities used $62.5 million of cash in the year ended December 31, 2016. The cash used in operating activities in the year ended December 31, 2016 resulted primarily from our 2016 net loss of $71.9 million and changes in our operating assets and liabilities of $1.0 million, partially offset by non-cash charges of $10.4 million. Changes in our operating assets and liabilities consisted primarily of a $2.9 million increase in prepaid expenses, offset by an increase of $2.8 million in accrued expenses and other current liabilities and a decrease of $1.0 million in accounts payable. The increase in accrued expenses and other current liabilities was primarily attributable to increased expenses related to clinical research and contract manufacturing services, and the costs associated with the creation of commercial marketing and sales capabilities. Non-cash charges consisted primarily of $6.8 million of stock-based compensation expense, $1.2 million in depreciation expense, a $2.3 million loss on disposal of property and equipment and $0.7 million amortization and accretion related to our investments, offset by $0.5 million of premiums paid on securities purchased.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $125.6 million in the year ended December 31, 2018. Net cash provided by investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $348.9 million, partially offset by cash used to purchase marketable securities of $222.5 million. In addition, $0.8 million of cash was used for capital expenditures, including $0.2 million for manufacturing equipment, $0.2 million for lab equipment and $0.4 million for leasehold improvements related to an expansion of our Burlington, Massachusetts headquarters.

Net cash used in investing activities was $118.7 million in the year ended December 31, 2017. Net cash used in investing activities consisted primarily of cash used to purchase marketable securities of $356.8 million, partially offset by cash received from the redemption and sale of marketable securities of $240.2 million. In addition, $2.1 million of cash was used to purchase property and equipment, primarily computer equipment relating to the creation of commercial sales capabilities and further developing our manufacturing capabilities at our contract manufacturer, Patheon U.K. Limited.

Net cash used in investing activities was $132.4 million in the year ended December 31, 2016. Net cash used in investing activities consisted primarily of cash used to purchase marketable securities of $196.1 million, partially offset by cash received from the redemption and sale of marketable securities of $72.1 million. In addition, $8.4 million of cash was used to purchase property and equipment, primarily to further develop our manufacturing capabilities at our contract manufacturer, Patheon U.K. Limited.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $6.3 million for the year ended December 31, 2018.  Net cash used in financing activities in the year ended December 31, 2018 consisted primarily of $10.0 million related to the payment of principal on our 2015 term loan, partially offset by $3.7 million received from the exercise of stock options and employee stock purchases through our employee stock purchase plan.

Net cash provided by financing activities was $323.5 million for the year ended December 31, 2017. Net cash provided by financing activities in the year ended December 31, 2017 consisted primarily of $194.8 million of proceeds received from the issuance of the 2024 Convertible Notes, $132.7 million in proceeds from the follow-on offerings of our common stock, and $4.9 million in proceeds from the exercise of stock options and the issuance of common stock related to our employee stock purchase plan that was partially offset by $8.3 million of principal payments on our 2015 term loan and $0.5 million in financing costs associated with our follow-on financing in 2017.

Net cash provided by financing activities was $163.2 million for the year ended December 31, 2016. Net cash provided by financing activities in the year ended December 31, 2016 consisted of $15.0 million borrowed under our credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank in July 2016, $147.9 million in proceeds from follow-on offerings of our common stock, as well as $0.6 million in proceeds from the exercise of stock options and the issuance of common stock related to our employee stock purchase plan that was partially offset by $0.3 million in financing costs associated with our follow-on financing in 2016.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligation (including interest)(1)	$14,831	$10,448	$4,383	$—	$—
Operating lease obligations(2)	$7,250	1,491	3,109	2,650	—
Monthly base fee to Patheon(3)	70,237	8,027	16,054	16,054	30,102
2024 Convertible notes obligations(4)	238,040	6,792	13,584	13,584	204,080
Supply agreement with Evonik(5)	1,067	1,067	—	—	—
Total	$331,425	$27,825	$37,130	$32,288	$234,182

(1)

Represents the contractually required principal and interest payments on our credit facility in accordance with the required payment schedule and the 9% final payment to the lender on February 1, 2020. Amounts associated with future interest payments to be made were calculated using the fixed interest rate of 6.25% per annum.

(2)

Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2018 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.

(3)	Represents the contractually required monthly base fee to Patheon for the operation of the manufacturing suite.
(4)	Represents the contractually required interest payments in accordance with the required payment schedule and the final principal payment of $201.3 million due on May 1, 2024.
(5)

Represents contractually required purchases of PLGA for clinical and commercial supply of ZILRETTA.  The required purchases are based upon a 24-month rolling forecast of 100% of our total volume requirements for the PLGA product.  Only the first 12 months of the 24-month rolling forecast are binding.  Beginning in July 2019, the required purchases reduce to 50% of our total volume requirements for the PLGA product.  Since the current required binding forecast does not go beyond December 2019, any potential minimum purchases in the year 2020 and beyond are not fixed or determinable and therefore no amounts are presented in the table above.

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

In July 2015, we amended the lease for our primary office space to add approximately 4,700 square feet of additional office space, with the option to lease an additional 5,400 square feet in the same building in Burlington, Massachusetts. In addition, at the time, we leased approximately 6,700 square feet of temporary space for use prior to delivery of the additional space. This amendment extended the lease term through October 31, 2019. On September 30, 2015, we exercised our option for the additional 5,400 square feet of office space. On September 21, 2016, we entered into a second amendment to extend the lease for the 6,700 square feet of temporary space until October 31, 2017.

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

On October 6, 2017, we exercised our option for an additional 6,450 square feet of space, and the term for the space commenced in April 2018. We have approximately 36,500 square feet of office space in Burlington, Massachusetts under a lease term expiring on October 31, 2023. Starting in December 2017, our minimum monthly lease payment is approximately $87,000 and it increases over the life of the amended Lease. In addition to the base rent for the office space, which increases over the term of the amended Lease, we are responsible for our share of operating expenses and real estate taxes.

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

Patheon agreed in the Technical Transfer Agreement to undertake certain technical transfer activities and construction services needed to prepare Patheon’s United Kingdom facility for the manufacture of ZILRETTA in dedicated manufacturing suites. We provided Patheon with certain equipment and materials necessary to manufacture ZILRETTA and pay Patheon a monthly fee for such activities and reimburse Patheon for certain material, equipment, and miscellaneous expenses and additional services.

The initial term of the Manufacturing Agreement is 10 years from approval by the FDA of the Patheon manufacturing suites for ZILRETTA, or until October 6, 2027. We pay a monthly base fee to Patheon for the operation of the manufacturing suites and a per product fee for each vial based upon a forecast of commercial demand. We also reimburse Patheon for purchases of materials and equipment made on its behalf, certain nominal expenses and additional services. The Manufacturing Agreement will remain in full effect unless and until it is terminated. Upon termination of the Manufacturing Agreement (other than termination by us in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), we will be obligated to pay for the costs incurred by Patheon associated with the removal of our manufacturing equipment and for Patheon’s termination costs up to a capped amount.

In December 2017, we entered into a definitive agreement with GeneQuine to acquire the global rights to FX201. As part of the asset purchase transaction with GeneQuine, we made an upfront payment to GeneQuine of $2.0 million.  In 2018, we paid GeneQuine $750,000 for the milestone of initiating a GLP toxicology study of FX201. We may also be required to make additional milestone payments during the development of FX201, including up to $7.75 million through Phase 2 proof of concept (PoC) and, following successful PoC, up to an additional $54.0 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired and recognized as research and development expense in December 2017 as the FX201 rights had not been commercially approved and have no alternative future use. The milestone payment for the GLP toxicology study was also recorded to research and development expense in the fourth quarter of 2018. Future milestone payments earned prior to regulatory approval of FX201 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned upon regulatory approval would be recognized as an intangible asset and amortized to expense over its estimated life. As of December 31, 2018, no milestone payments owed under the arrangement were probable of being achieved. As part of the transaction with GeneQuine, we became the direct licensee of certain underlying Baylor College of Medicine (Baylor) patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants us an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires us to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, we also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of pre-clinical and initial clinical supplies of FX201.

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
•

We have borrowed $30.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a fixed rate equal to 6.25% per annum. As of December 31, 2018, the carrying value of the term loan was $13.6 million.

•	Our 2024 Convertible Notes carry a fixed interest rate and, thus we are not subject to interest rate risk in connection with the 2024 Convertible Notes.
•

We have borrowed $201.3 million under the 2024 Convertible Notes.  Amounts outstanding bear interest at a fixed rate of 3.375% per annum.  As of December 31, 2018, the carrying value of the 2024 Convertible Notes, net of the portion of the proceeds allocated to the conversion option and net of debt issuance costs was $144.9 million.

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

Most of our transactions are conducted in U.S. dollars. We do have certain material agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of December 31, 2018, we had approximately $2.0 million in payables to vendors denominated in British pounds.  As of December 31, 2018, we also had approximately $0.8 million in cash denominated in British pounds.  A hypothetical 10% change in foreign exchange rates would result a $0.1 million change in the amount of cash denominated in British Pounds.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Flexion Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flexion Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2019

We have served as the Company’s auditor since 2010.

Flexion Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$87,229	$127,789
Marketable securities	171,555	264,589
Accounts receivable, net	13,121	410
Inventories	7,637	1,799
Prepaid expenses and other current assets	5,500	3,403
Total current assets	285,042	397,990
Property and equipment, net	10,710	11,189
Long-term investments	—	31,538
Restricted cash	—	600
Total assets	$295,752	$441,317
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,340	$6,222
Accrued expenses and other current liabilities	14,310	14,383
Current portion of long-term debt	9,967	9,967
Total current liabilities	36,617	30,572
Long-term debt, net	3,640	12,936
2024 convertible notes, net	144,879	137,107
Other long-term liabilities	537	428
Total liabilities	185,673	181,043
Commitments and contingencies
Preferred Stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2018 and December 31, 2017 and 0 shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Stockholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,946,341 and 37,610,897 shares issued and outstanding, at December 31, 2018 and December 31, 2017, respectively	38	38
Additional paid-in capital	628,944	609,810
Accumulated other comprehensive loss	(77)	(407)
Accumulated deficit	(518,826)	(349,167)
Total stockholders’ equity	110,079	260,274
Total liabilities and stockholders’ equity	$295,752	$441,317

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues
Product revenue, net	$22,524	$355	$—
Operating expenses
Cost of sales	7,336	4	—
Research and development	53,079	51,231	41,314
Selling, general and administrative	121,311	78,801	28,466
Total operating expenses	181,726	130,036	69,780
Loss from operations	(159,202)	(129,681)	(69,780)
Other (expense) income
Interest income	4,567	3,718	1,521
Interest expense	(15,712)	(11,268)	(1,748)
Other income (expense)	688	(250)	(1,887)
Total other (expense) income	(10,457)	(7,800)	(2,114)
Net loss	$(169,659)	$(137,481)	$(71,894)
Net loss per common share, basic and diluted	$(4.49)	$(4.16)	$(2.84)
Weighted average common shares outstanding, basic and diluted	37,751	33,027	25,297
Other comprehensive income (loss)
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	330	(336)	26
Total other comprehensive income (loss)	330	(336)	26
Comprehensive loss	$(169,329)	$(137,817)	$(71,868)

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2015	21,570	$22	$243,853	$(97)	$(139,792)	$103,986
Issuance of common stock net of issuance costs	10,040	10	147,491			147,501
Issuance of common stock for equity awards	30		167			167
Employee stock purchase plan	27		476			476
Stock-based compensation expense			6,770			6,770
Net loss					(71,894)	(71,894)
Other comprehensive income				26		26
Balance at December 31, 2016	31,667	$32	$398,757	$(71)	$(211,686)	$187,032
Issuance of common stock net of issuance costs	5,520	6	132,171			132,177
Issuance of common stock for equity awards	334		3,858			3,858
Employee stock purchase plan	90		1,016			1,016
Stock-based compensation expense			11,542			11,542
Portion of convertible debt proceeds allocated to equity component			62,466			62,466
Net loss					(137,481)	(137,481)
Other comprehensive loss				(336)		(336)
Balance at December 31, 2017	37,611	$38	$609,810	$(407)	$(349,167)	$260,274
Issuance of common stock for equity awards, net of shares withheld for taxes	197		1,653			1,653
Employee stock purchase plan	138		2,022			2,022
Stock-based compensation expense			15,459			15,459
Net loss					(169,659)	(169,659)
Other comprehensive income				330		330
Balance at December 31, 2018	37,946	$38	$628,944	$(77)	$(518,826)	$110,079

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(169,659)	$(137,481)	$(71,894)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,714	2,008	1,151
Stock-based compensation expense	15,459	11,542	6,770
Other non-cash charges	—	—	37
(Accretion) Amortization of (discount) premium on marketable securities	(1,320)	333	729
Loss on disposal of fixed assets	—	—	2,283
Amortization of debt discount and debt issuance costs	7,805	4,826	—
Premium paid on securities purchased	(214)	(857)	(543)
Changes in operating assets and liabilities:
Accounts receivable	(12,711)	(410)	95
Inventory	(5,244)	(1,799)	—
Prepaid expenses, other current and long-term assets	(2,097)	387	(2,873)
Accounts payable	5,141	4,188	(993)
Accrued expenses and other current and long-term liabilities	707	9,432	2,766
Net cash used in operating activities	(160,419)	(107,831)	(62,472)
Cash flows from investing activities
Purchases of property and equipment	(852)	(2,146)	(8,440)
Purchases of marketable securities	(222,482)	(356,754)	(196,061)
Sale and redemption of marketable securities	348,918	240,228	72,147
Net cash provided by (used in) investing activities	125,584	(118,672)	(132,354)
Cash flows from financing activities
Proceeds from the issuance of 2024 convertible notes	—	201,250	—
Payment of debt issuance costs	—	(6,470)	(42)
Proceeds from the offering of common stock	—	132,666	147,889
Payments on notes payable	(10,000)	(8,333)	—
Proceeds from issuance of notes payable	—	—	15,000
Payments of public offering costs	—	(490)	(293)
Proceeds from the exercise of stock options	1,653	3,858	167
Proceeds from employee stock purchase plan	2,022	1,016	476
Net cash (used in) provided by financing activities	(6,325)	323,497	163,197
Net (decrease) increase in cash, cash equivalents, and restricted cash	(41,160)	96,994	(31,629)
Cash, cash equivalents, and restricted cash at beginning of period	128,389	31,395	63,024
Cash, cash equivalents, and restricted cash at end of period	$87,229	$128,389	$31,395
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,874	$5,080	$1,297
Supplemental disclosures of non-cash financing activities:
Public offering costs included in accounts payable or accrued expenses	$—	$—	$95
Portion of debt proceeds allocated to equity component	$—	$62,466	$—
Purchases of property and equipment in accounts payable and accrued expenses	$986	$9	$622

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

Flexion Therapeutics, Inc. (“Flexion” or the “Company”) was incorporated under the laws of the state of Delaware on November 5, 2007. Flexion is a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, (“OA”), a type of degenerative arthritis. The Company has an approved product, ZILRETTA®, which it markets in the United States. ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA knee pain. ZILRETTA is a non-opioid therapy that employs Flexion’s proprietary microsphere technology to provide effective pain relief. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA met the primary endpoint of pain reduction at Week 12, with statistically significant pain relief extending through Week 16. The Company also has an additional product candidate (FX201) in development for OA knee pain.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. Successfully commercializing ZILRETTA requires significant sales and marketing efforts and the Company’s pipeline programs may require significant additional research and development efforts, including extensive preclinical and clinical testing. These activities will in turn require significant amounts of capital, qualified personnel and adequate infrastructure. There can be no assurance when, if ever, the Company will realize significant revenue from the sales of ZILRETTA or if the development efforts supporting the Company’s pipeline, including future clinical trials, will be successful.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of December 31, 2018, the Company had cash, cash equivalents, and marketable securities of approximately $258.8 million. Management believes that current cash, cash equivalents and marketable securities on hand at December 31, 2018 should be sufficient to fund operations for at least the next 12 months beyond the date of issuance of these financial statements. The future viability of the Company is dependent on its ability to fund its operations through sales of ZILRETTA, and/or raise additional capital, such as debt or equity offerings, as needed. This funding is necessary for the Company to support the commercialization of ZILRETTA and to perform the research and development activities required to develop the Company’s other product candidates in order to generate future revenue streams. The Company may not be able to obtain financing on acceptable terms, or at all.  If the Company is unable to obtain funding on a timely basis, the Company may need to curtail its operations, including the commercialization of ZILRETTA and its research and development activities, which could adversely affect its prospects.

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

On May 2, 2017, the Company issued an aggregate of $201.3 million principal amount of the 2024 Convertible Notes. The 2024 Convertible Notes have a maturity date of May 1, 2024 are unsecured and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2017. The Company received $194.8 million for the sale of the 2024 Convertible Notes, after deducting fees and expenses of $6.5 million.

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

The Company’s total issued common stock as of December 31, 2018 was 37,946,341 shares.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The most significant estimates in these consolidated financial statements include estimates related to revenue, useful lives with respect to long-lived assets, such as property and equipment and leasehold improvements, accounting for stock-based compensation, and accrued expenses, including preclinical and clinical development costs. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

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

The Company recognizes revenue on product sales when the customer obtains control of the Company's product, which occurs at a point in time (upon delivery to the customer). The Company has determined that the delivery of ZILRETTA to its customers constitutes a single performance obligation.  There are no other promises to deliver goods or services beyond what is specified in each accepted customer order.  The Company has assessed the existence of a significant financing component in the agreements with its customers.  The trade payment terms with our customers do not exceed one year and therefore the Company has elected to apply the practical expedient and no amount of consideration has been allocated as a financing component.  Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

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

Trade Discounts and Allowances—The Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2018, as well as a reduction to trade receivables, net on the consolidated balance sheets.

Product Returns— Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date.  The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as within accrued expenses and other current liabilities, net, on the consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has received an immaterial amount of returns to date and believes that returns of ZILRETTA will be minimal.

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

•	Product subject to a recall; and
•	Product that the Company, at its sole discretion, have specified to be returned.

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

Government Rebates— The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company anticipates its exposure to utilization from the Medicare Part D coverage gap discount program to be immaterial.  For Medicaid programs, the Company estimates the portion of sales attributed to Medicaid patients and records a liability for the rebates to be paid to the respective state Medicaid programs.  The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Other Incentives— Other incentives which the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

To date, the Company’s only source of product revenue has been from the U.S. sales of ZILRETTA, which it began shipping to customers in October 2017.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2018 and 2017:

(In thousands)	Trade Discounts, Allowances and Government Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of January 1, 2017	$—	$—	$—	$—
Provision related to sales in the current year	100	15	2	117
Credit or payments made during the period	(40)	0	0	(40)
Balance as of December 31, 2017	60	15	2	77
Provision related to sales in the current year	1,688	502	124	2,314
Credit or payments made during the period	(1,147)	(26)	(1)	(1,174)
Balance as of December 31, 2018	$601	$491	$125	$1,217

Inventory

The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified.  Such impairment charges, should they occur, are recorded within cost of sales.  The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of sales in the consolidated statements of operations and comprehensive loss.

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

Consolidation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Therapeutics Securities Corporation. The Company has eliminated all intercompany transactions for the years ended December 31, 2018, 2017 and 2016. In addition, Flexion Therapeutics, Inc. is registered to do business in the United Kingdom through its branch office located in Swindon, United Kingdom.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees and chargebacks, and doubtful accounts. Allowances for distribution fees and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At December 31, 2018, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the year ended December 31, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company currently invests available cash in money market funds of a major financial institution, corporate bonds, government obligations and commercial paper.

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days and less than one year from the balance sheet date. Long-term investments consist of investments with maturities of greater than one year. The Company classifies all of its investments, which consist solely of debt securities, as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are recorded as a component of other comprehensive income (loss). Realized gains and losses are determined on a specific identification basis and are included in other income (loss). Amortization and accretion of discounts and premiums is recorded in other income.

Restricted Cash

The balance at December 31, 2017 consists of $600,000 in an account at a commercial bank to collateralize a credit card account, which is classified as long-term restricted cash. The restriction was released during 2018 and therefore the balance has been reclassified within Cash and Cash Equivalents.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense is recognized using the straight-line method over the following estimated useful lives:

Estimated Useful Life (Years)
Computers, office equipment, and minor computer software	3
Computer software	7
Manufacturing equipment	7-10
Furniture and fixtures	5

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Costs of major additions and betterments are capitalized and depreciated on a straight-line basis over their useful lives. Repairs and maintenance costs are expensed as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Property and equipment includes construction-in-progress, that is not yet in service.

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

Debt Issuance Costs, net

As of December 31, 2018 and 2017, the carrying value of debt issuance costs was $3.5 million and $4.1 million, respectively, and was presented as a direct deduction from the carrying amounts of long-term debt. In addition, $0.6 million, $0.4 million, and $37,000, respectively, of debt issuance costs were amortized and recognized as other expense in the statement of operations for the years ended December 31, 2018, 2017 and 2016.

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

As part of the process of preparing its financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable internal and vendor personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice it monthly in arrears for services performed or when contractual milestones are met.  The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to it at that time.  The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary.  Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with clinical studies;
•	investigative sites in connection with clinical studies;
•	vendors related to product manufacturing, development and distribution of clinical supplies; and
•	vendors in connection with preclinical development activities.

The Company records expenses related to clinical studies and manufacturing development activities based on its estimates of the services received and efforts expended pursuant to contracts with multiple CROs and manufacturing vendors that conduct and manage these activities on the Company’s behalf.  The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows.

The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to it. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, the Company modifies its estimates of accrued expenses accordingly on a prospective basis. If the Company does not identify costs that it has begun to incur, or if it underestimates or overestimates the level of services performed or the costs of these services, the Company’s actual expenses could differ from its estimates. To date, the Company has not adjusted its estimates at any particular balance sheet date in any material amount.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are recorded as general and administrative expenses as incurred, as recoverability of such expenditures is uncertain.

Accounting for Stock-Based Compensation

The Company measures all stock options and other stock based-awards granted to employees at the fair value at the date of grant using the Black-Scholes option-pricing model. The fair value of the awards is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions. The Company accounts for forfeitures as they occur and does not estimate future forfeitures. As such, previously recognized compensation expense for an award is reversed in the period that the award is forfeited. For stock awards that have a performance condition, the Company recognizes compensation expense based on its assessment of the probability that the performance condition will be achieved, using an accelerated attribution model, over the explicit or implicit service period.

For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is re-measured using the then current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model. Effective January 1, 2019, the Company will adopt ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). As a result of the Company’s adoption of this standard, stock-based awards granted to non-employees will be accounted for the same way as awards granted to employees, and such awards will not be re-measured at fair value each reporting period. The Company will adopt this standard prospectively and no impact on this year’s financial statements is expected.

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

For the years ended December 31, 2018 and 2017, two individual customers accounted for 81% and 94%, respectively, of the Company’s total revenue and 82% and 94%, respectively, of the Company’s total accounts receivable.  No other customer accounted for more than 10% of net product revenue or accounts receivable for the year ended December 31, 2018.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) in all periods presented was unrealized gains (losses) on available-for-sale securities.

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

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading.  The market for trading of the 2024 Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.  The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $173.1 million at December 31, 2018.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including the assumed conversion of our 2024 Convertible Notes, outstanding stock options and unvested restricted common stock, except where the result would be anti-dilutive. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of the conversion of the 2024 Convertible Notes, the exercise of outstanding stock options and the vesting unvested restricted common stock. In the diluted net loss per share calculation, net loss would also be adjusted for the elimination of interest expense on the 2024 Convertible Notes, if the impact was not anti-dilutive. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Potential common shares will always be anti-dilutive for periods in which the Company has reported a net loss. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for the years ended December 31, 2018, 2017 and 2016.

Segment Data

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company is a biopharmaceutical company focused on the development and commercialization of novel, local therapies. All revenues for the years ended December 31, 2018 and 2017 were generated in the United States.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted

In January 2016, the Financial Accounting Standards Board, (“FASB”), issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in the statement of operations. This new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The Company adopted ASU 2016-01 on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Company’s financial position or results of operations.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), to provide specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash equivalents. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018. As a result of the adoption of ASU 2016-18, $0.6 million, $0.5 million, and $0.1 million of restricted cash was included in the beginning-of-period cash, cash equivalents, and restricted cash amount shown on the statement of cash flows for the years ended December 31, 2018, 2017 and 2016, respectively, and no restricted cash, $0.6 million, and $0.5 million of restricted cash was included in the end-of-period cash, cash equivalents, and restricted cash amount shown on the statement of cash flows for the years ended December 31, 2018, 2017 and 2016, respectively.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”) Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company adopted ASU 2017-09 on January 1, 2018 and it was applied prospectively to an award modified on or after the adoption date.

Accounting Standards Recently Issued

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2016-02 on January 1, 2019 using the transition approach approved by the FASB in July 2018 as part of ASU 2018-11. Under this method, the Company will initially apply the new lease requirements at the effective date (i.e., January 1, 2019), report comparative periods presented in the financial statements in the period of adoption under current GAAP (i.e., ASC 840, Leases), and provide the required disclosures under ASC 842 for the current year and ASC 840 for all periods presented under ASC 840.

We have substantially completed our assessment of the new lease standard. We expect that this standard will have a material effect on our financial statements due to the recognition of new right-of-use, or ROU, assets and lease liabilities on our consolidated balance sheet for real estate and equipment leases. We continue to finalize our calculations related to the new standard, including the calculation of lease versus nonlease components in an embedded lease within our supply agreement with Patheon. As part of our implementation process, we have assessed our lease arrangements and evaluated practical expedient and accounting policy elections to meet the reporting requirements of this standard. We are also continuing to evaluate the changes in controls and processes that are necessary to implement the new standard, but do not expect material changes.  We expect to elect the package of practical expedients which allows us to not reassess (1) whether existing contracts contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. We do not plan to elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term. Consequently, on adoption, we expect to recognize additional operating liabilities with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Equity-based payments to nonemployees were previously covered under ASC 505-50 and required companies to measure the awards based on the fair value of the consideration received or the fair value of the equity instruments issued and remeasure the fair value of such awards at each reporting date. ASU 2018-07 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, as part of the FASB’s disclosure framework project. ASU 2018-13 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. Additionally, the new standard permits an entity to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until their effective date. ASU 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The Company early adopted this portion of the standard as of the quarter ended September 30, 2018. The Company does not expect the adoption of the remainder of ASU 2018-13 to have any impact on its consolidated financial statements, as the changes to the disclosures are primarily relevant for companies with Level 3 assets and liabilities, which the Company does not have.

4.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2018 and 2017 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2018 Units:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$57,739	$—	$57,739
Marketable securities	—	171,555	—	171,555
	$—	$229,294	$—	$229,294

	Fair Value Measurements as of December 31, 2017 Units:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$109,196	$—	$109,196
Marketable securities	—	296,127	—	296,127
	$—	$405,323	$—	$405,323

As of December 31, 2018 and 2017, the Company’s cash equivalents that are invested in money market funds and overnight repurchase contracts are valued based on Level 2 inputs. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. Amortization and accretion of discounts and premiums are recorded in other income.

The Company has a term loan outstanding under its 2015 credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank (the “2015 term loan”). The amount outstanding on its 2015 term loan is reported at its carrying value in the accompanying balance sheet. The Company determined the fair value of the 2015 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2015 term loan was valued using Level 2 inputs as of December 31, 2018 and 2017. The result of the calculation yielded a fair value that approximates its carrying value.

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

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading. The market for trading of the 2024 Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $173.1 million at December 31, 2018.

5.	Marketable Securities

As of December 31, 2018 and 2017, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$36,723	$—	$—	$36,723
U.S. government obligations	$39,910	$—	$(12)	$39,898
Corporate bonds	$94,999	$20	$(85)	$94,934
	$171,632	$20	$(97)	$171,555

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$22,436		$—	$22,436
U.S. government obligations	$121,470	$—	$(136)	$121,334
Corporate bonds	$152,630	$—	$(273)	$152,357
	$296,536	$—	$(409)	$296,127

As of December 31, 2018 and 2017, marketable securities consisted of approximately $171.6 million and $264.6 million, respectively, of investments that mature within 12 months. As of December 31, 2017, long-term investments consisted of approximately $31.5 million of investments that mature after one year but within two years or less from the balance sheet date. There were no investments with maturities greater than 12 months as of December 31, 2018.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Prepaid expenses	$4,717	$2,359
Deposits	66	66
Interest receivable on marketable securities	717	978
Total prepaid expenses and other current assets	$5,500	$3,403

7. Inventory

Inventory consisted of the following as of December 31, 2018 and 2017:

	December 31,
(In thousands)	2018	2017
Raw materials	$2,367	$928
Work in process	3,553	746
Finished goods	1,717	125
Total inventories	$7,637	$1,799

Inventory acquired prior to receipt of the marketing approval for ZILRETTA, totaling approximately $3.7 million, was expensed as research and development expense as incurred. The Company began to capitalize the costs associated with the production of ZILRETTA upon receipt of FDA approval of ZILRETTA on October 6, 2017. As of December 31, 2018, all of the finished goods inventory that was previously expensed had been sold to customers.

Finished goods manufactured by the Company have a shelf life of approximately 24 months from the date of manufacture. The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During the year ended December 31, 2018, the Company expensed $5.0 million to cost of sales for unabsorbed manufacturing and overhead costs related to the operation of the United Kingdom facility at Patheon UK Limited. At December 31, 2018, the Company determined that no write-downs to inventory for potentially excess, dated or obsolete inventory were required.

8.	Property and Equipment, Net

Property and equipment, net, as of December 31, 2018 and 2017 consisted of the following:

	December 31,
(In thousands)	2018	2017
Computer and office equipment	$1,133	$1,124
Manufacturing equipment	12,000	11,780
Furniture and fixtures	604	456
Software	434	434
Leasehold improvements	815	474
Construction—in progress	1,416	305
	16,402	14,573
Less: Accumulated depreciation	(5,692)	(3,384)
Total property and equipment, net	$10,710	$11,189

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $1.7 million, $2.0 million, and $1.2 million, respectively. No property or equipment was disposed of during the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, $2.7 million of property and equipment was disposed of, resulting in a loss of $2.3 million. Construction in progress consists of equipment purchases related to the expansion of the Company’s manufacturing capabilities at its contract manufacturer, Patheon U.K. Limited, as well as equipment related to the Company’s portfolio expansion efforts that have not yet been placed into service.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2018 and 2017:

	December 31,
(In thousands)	2018	2017
Research and development	$1,216	$1,023
Payroll and other employee-related expenses	8,207	9,309
Professional services fees	2,544	2,591
Interest expense	1,195	1,249
Product revenue reserves	616	15
Accrual for employee stock purchase plan	251	141
Other	281	55
Total accrued expenses and other current liabilities	$14,310	$14,383

10.	Debt

Term Loan

On August 4, 2015, the Company entered into a credit and security agreement with MidCap Financial Trust, as agent, and MidCap Financial Funding XIII Trust and Silicon Valley Bank, as lenders, (the “Lenders”), to borrow up to $30.0 million in term loans. The Company concurrently borrowed an initial term loan of $15.0 million under the facility. The Company granted the Lenders a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed under the credit facility. The Company agreed not to encumber any of its intellectual property without the Lenders’ prior written consent. The Company also agreed to maintain a balance in cash or cash equivalents at Silicon Valley Bank equal to the principal balance of the loan plus 5% for so long as the Company maintains any cash or cash equivalents in non-secured bank accounts. In addition, pursuant to the credit and security agreement, the Company is prohibited from paying cash dividends without prior consent of the Lenders.

On July 22, 2016, the Company borrowed the remaining $15.0 million under the credit and security agreement, in the form of a second term loan.  The second term loan is subject to the same credit terms as the initial term loan under the facility.

The credit and security agreement also contains certain representations, warranties, and covenants of the Company as well as a material adverse event clause. As of December 31, 2018, the Company was compliant with all covenants.

Borrowings under the credit facility accrue interest monthly at a fixed interest rate of 6.25% per annum. Following an interest-only period of 19 months, principal will be due in 36 equal monthly installments commencing March 1, 2017 and ending February 1, 2020 (the “maturity date”). Upon the maturity date, the Company will be obligated to pay a final payment equal to 9% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the straight line method, which approximates the effective interest method. As of December 31, 2018, the carrying value of the term loan was approximately $13.6 million, of which $10.0 million was due within 12 months and $3.6 million was due in greater than 12 months.

In connection with the credit and security agreement, the Company incurred debt issuance costs totaling approximately $150,000. These costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method.  The Company deducted the debt issuance costs from the carrying amount of the debt as of December 31, 2018 and 2017.

As of December 31, 2018, annual principal and interest payments due under the 2015 term loan are as follows:

Year	Aggregate Minimum Payments (in thousands)
2019	10,448
2020	4,383
Total	$14,831
Less interest	(497)
Less unamortized portion of final payment	(727)
Total	$13,607

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

Upon conversion of the 2024 Convertible Notes, at the election of each holder of a 2024 Convertible Note (the “Holder”), the note will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election (subject to certain limitations in the 2015 term loan), at a conversion rate of approximately 37.3413 shares of common stock per $1,000 principal amount of the 2024 Convertible Notes, which corresponds to an initial conversion price of approximately $26.78 per share of the Company’s common stock.

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

Debt discount and issuance costs of $68.9 million are being amortized to interest expense over the life of the 2024 Convertible Notes using the effective interest rate method. As of December 31, 2018, the stated interest rate was 3.375%, and the effective interest rate was 9.71%. Interest expense related to the 2024 Convertible Notes for the year ended December 31, 2018 was $14.0 million, including $7.2 million related to amortization of the debt discount.

The table below summarizes the carrying value of the 2024 Convertible Notes as of December 31, 2018:

(in thousands)
Gross proceeds	$201,250
Portion of proceeds allocated to equity component (additional paid-in capital)	(64,541)
Debt issuance costs	(6,470)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,075
Amortization of debt discount and debt issuance costs	12,565
Carrying value 2024 Convertible Notes	$144,879

11.	Stockholders’ Equity

On February 17, 2014, the Company filed an amended and restated Certificate of Incorporation (the “Restated Certificate”) in connection with the closing of the Company’s initial public offering. As of December 31, 2018, under the Restated Certificate, the Company is authorized to issue  10,000,000 shares of preferred stock with a par value of $0.001 per share.

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

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any holders of Preferred Stock. As of December 31, 2018, no dividends have been declared.

12.	Stock Plans

2013 Equity Incentive Plan

On January 27, 2014, the Company’s stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”), which became effective on February 11, 2014, the date of execution of the underwriting agreement pursuant to which the Company’s common stock was priced for its initial public offering. Prior to the effective date of the 2013 Plan, the Company granted stock-based awards pursuant to the 2009 Stock Incentive Plan (the “2009 Plan), which had similar features to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation. Initially, the maximum number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2013 Plan was 2,337,616, which is the sum of (i) 1,230,012 shares, plus (ii) the number of shares remaining available for grant under the 2009 Plan, plus (iii) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2009 Plan (such as upon the expiration or termination of a stock award prior to vesting). Additionally, the number of shares of common stock reserved for issuance under the 2013 Plan automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2023, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the 2013 Plan is 4,684,989 shares.

On September 11, 2017, the Company’s compensation committee approved an amendment to the 2013 Plan to reserve an additional 1,500,000 of the Company’s common stock to be used exclusively for grants of inducement awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company).

As of December 31, 2018, 2,800,276 shares were available for future issuance under the 2013 Plan. As of December 31, 2018, there were 282,011 options outstanding under the 2009 Plan and 4,153,045 options outstanding under the 2013 Plan, including 630,209 shares underlying outstanding stock options granted as inducement awards under the 2013 Plan.

Employee Stock Purchase Plan

On January 27, 2014, the Company’s stockholders approved the Employee Stock Purchase Plan. A total of 209,102 shares of common stock were reserved for issuance under this plan. The Employee Stock Purchase Plan became effective on February 11, 2014, the date of execution of the underwriting agreement pursuant to which the Company’s common stock was priced for its initial public offering. During the years ended December 31, 2018 and 2017, 138,405 and 89,704 shares, respectively, were purchased by employees under the plan. Additionally, the number of shares of common stock reserved for issuance under the Employee Stock Purchase Plan automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2023, by 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

13.Stock-Based Compensation

Stock Options

During the years ended December 31, 2018, 2017 and 2016, the Company granted stock options for the purchase of 1,127,263, 1,448,100, and 1,816,575 shares of common stock, respectively, to certain employees and directors. The vesting conditions for most of these awards are time-based, and the awards typically vest 25% after one year and monthly thereafter for the next 36 months, except for annual option grants to non-employee directors of the Company whose initial grants vest 25% after one year and monthly thereafter for the next 24 months and whose annual grants vest in equal monthly installments during the 12-month period following the grant date, pursuant to the Company’s Non-Employee Director Compensation Policy. Options granted have a maximum term of up to 10 years.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to February 2014, the Company was privately held with a limited operating history and accordingly it utilized data from representative peer companies to estimate expected stock price volatility from its inception to its initial public offering.  The Company selected peer companies from the biopharmaceutical industry with similar characteristics as the Company, including stage of product development, market capitalization and therapeutic focus. Since its initial public offering in February 2014, the Company has continued to use volatility data from a representative peer group to estimate expected stock price volatility and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price for a period of time that is commensurate with the expected term (in years) of the Company’s stock options. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the years ended December 31, 2018, 2017 and 2016 is as follows:

	December 31,
	2018	2017	2016
Risk-free interest rates	2.67% - 3.06%	1.97% - 2.29%	0.74% - 1.75%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	6.0	6.0	5.6
Expected volatility	69.8% - 75.3%	69.9% - 72.8%	67.3% - 99.9%

The following table summarizes stock option activity for the year ended December 31, 2018:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	3,800	$17.75
Granted	1,127	$23.33
Exercised	(166)	$11.88
Cancelled	(326)	$20.21
Outstanding as of December 31, 2018	4,435	$19.21
Options vested and expected to vest at December 31, 2018	4,435	$19.21
Options exercisable at December 31, 2018	2,369	$17.13

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. A total of 165,684, 308,011, and 30,195 options were exercised during the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate intrinsic value of stock options exercised was $2.3 million, $2.9 million, and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, 2017 and 2016, the Company had options for the purchase of 4,435,056, 3,799,965, and 3,079,175 shares of common stock outstanding, with a weighted average remaining contractual term of 7.6, 8.0, and 7.8 years, respectively, and with a weighted average exercise price of $19.21, $17.75, and $14.84 per share, respectively. At December 31, 2018, 2017 and 2016 there were options for the purchase of 2,368,955, 1,688,652, and 1,173,671 shares of common stock exercisable under these stock option awards, with a weighted average remaining contractual life of 6.6, 6.8, and 6.7 years, respectively, and an aggregate intrinsic value of $2.6 million, $17.0 million, and $8.7 million, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $15.12, $14.33, and $11.50, respectively.

Restricted Stock Units

On January 4, 2016, the Company granted 189,300 restricted stock units, (“RSUs”), with performance and time-based vesting conditions to certain executives. These RSUs began vesting, and the underlying shares of common stock became deliverable, beginning when ZILRETTA was approved (the “Milestone”).  The number of shares eligible for vesting varied based on the timing of achieving the Milestone. As a result of the Milestone being achieved on October 6, 2017, the number of shares of the Company’s common stock earned under these awards was 122,800, subject to ongoing employment with the Company for a period of two years. The 122,800 shares had an approximate value of $2.2 million as of the original grant date of which $1.6 million was recognized in the fourth quarter of 2017 upon achieving the Milestone and the remaining $0.6 million will be recognized over a period of two years.

During the year ended December 31, 2018, the Company awarded 239,366 RSUs to employees at an average grant date fair value of $22.90 per share. The RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee’s continued employment with, or services to, the Company on each vesting date. Compensation expense is recognized on a straight-line basis.

The following table summarizes the RSU activity for the year ended December 31, 2018:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2017	82	$16.43
Granted	239	22.90
Cancelled	(23)	22.31
Vested/Released	(47)	17.97
Nonvested balance as of December 31, 2018	252	$22.25

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options, restricted stock and shares purchased under the Employee Stock Purchase Plan for the years ended December 31, 2018, 2017 and 2016 as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Research and development	$4,728	$3,979	$2,341
Selling, general and administrative	10,731	7,563	4,429
Total	$15,459	$11,542	$6,770

As of December 31, 2018, unrecognized stock-based compensation expense for stock options outstanding was $25.7 million which is expected to be recognized over a weighted average period of 2.6 years. As of December 31, 2018, unrecognized stock-based compensation expense for RSUs outstanding was $4.0 million which is expected to be recognized over a period of 3.0 years.

14.	Commitments and Contingencies

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

The Company incurred rent expense of $1.1 million, $1.0 million, and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments under the Company’s lease obligations are as follows:

Year	Aggregate Minimum Payments (in thousands)
2019	1,491
2020	1,533
2021	1,576
2022	1,447
2023	1,203
Total	$7,250

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

Future minimum payments under the Company’s agreed obligations under the Manufacturing Agreement with Patheon are as follows:

Year	Aggregate Minimum Payments (in thousands)
2019	8,027
2020	8,027
2021	8,027
2022	8,027
2023	8,027
2024 and thereafter	30,102
Total	$70,237

Evonik Supply Agreement

In November 2016, the Company entered into a Supply Agreement with Evonik Corporation (“Evonik”) for the purchase of PLGA which is used in the manufacturing of potential clinical and commercial supply of ZILRETTA.  Pursuant to the Supply Agreement, Flexion is obligated to submit rolling monthly forecasts to Evonik for PLGA supply, a portion of which will constitute binding orders. In addition, Flexion agreed to certain minimum purchase requirements and which do not apply (i) during periods in which Evonik is in material breach of the Supply Agreement or is unable to perform its obligations due to a force majeure event, (ii) with respect to orders that Evonik is unable to supply in excess of binding orders, (iii) for orders Evonik is unable to timely deliver or does not deliver conforming product and provides a credit for such order, or (iv) during an uncured material quality failure by Evonik. Flexion agreed to purchase PLGA batches at a specified price per gram in U.S. dollars, subject to adjustment from time to time, including due to changes in price indices and in the event the initial term of the Supply Agreement is extended. The total term of the agreement is five years. Upon termination of the Supply Agreement (other than termination due to the expiration of the term of the agreement or due to bankruptcy of either Evonik or Flexion), Flexion is obligated to pay the costs associated with the binding supply forecast provided to Evonik.  The Supply Agreement will renew for two successive two-year terms upon mutual written consent by both parties.

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

FX201 Related Agreement

In December 2017, the Company entered into a definitive agreement with GeneQuine Biotherapeutics GmbH (“GeneQuine”) to acquire the global rights to FX201. As part of the asset purchase transaction with GeneQuine, the Company made an upfront payment to GeneQuine of $2.0 million. In 2018, the Company paid GeneQuine a $750,000 milestone payment for initiating a GLP toxicology study of FX201. The Company may also be required to make additional milestone payments during the development of FX201, including up to $7.75 million through Phase 2 proof of concept (“PoC”) clinical trial and, following successful PoC, up to an additional $54.0 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired, and recognized as research and development expense in December 2017 as the FX201 product candidate had not been commercially approved, and had no alternative future use. Future milestone payments earned prior to regulatory approval of FX201 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned upon regulatory approval would be recognized as an intangible asset and amortized to expense over the estimated life of FX201. The first milestone of $750,000 was achieved on October 24, 2018 when the GLP toxicology study was initiated upon the dosing of the first animals. This milestone was recognized as research and development expense. As of December 31, 2018, no other milestones under the arrangement have been achieved. As part of the transaction, the Company became the direct licensee of certain underlying Baylor College of Medicine (“Baylor”) patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires the Company to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, the Company also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of pre-clinical and initial clinical supplies of FX201.

15.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
(In thousands)	2018	2017	2016
Numerator:
Net loss	$(169,659)	$(137,481)	$(71,894)
Net loss:	$(169,659)	$(137,481)	$(71,894)
Denominator:
Weighted average common shares outstanding, basic and diluted	37,751	33,027	25,297
Net loss per share, basic and diluted	$(4.49)	$(4.16)	$(2.84)

The following common stock equivalents were excluded from the calculation of diluted net loss per share as including them would have an anti-dilutive effect:

	Year ended December 31,
	2018	2017	2016
Shares issuable upon conversion of the 2024 convertible notes	7,515	5,017	—
Stock Options	4,498	3,602	2,345
Restricted Stock Units	266	147	188
	12,279	8,766	2,533

16.	Income Taxes

The Company has generated losses since inception.  Accordingly, there is no tax provision or benefit for the years ended December 31, 2018, 2017 and 2016, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	21.0%	34.0%	34.0%
State taxes, net of federal benefit	8.0	3.0	5.0
Federal and state research and development tax credits	1.0	0.9	2.7
Change in deferred tax asset valuation allowance	(27.4)	(11.6)	(40.0)
Tax rate change	(1.9)	(25.1)	—
Other	(0.7)	(1.2)	(1.7)
Effective income tax rate	—%	—%	—%

The Company’s net deferred tax assets consisted of the following:

	December 31,
	2018	2017
Net operating loss carryforwards	$76,723	$48,496
Research and development tax credit carryforwards	9,965	7,725
Accruals and other temporary differences	7,808	3,578
Debt discount	(14,165)	(14,630)
Capitalized research and development expenses, net	41,048	29,673
Total deferred tax assets	121,379	74,842
Valuation allowance	(121,379)	(74,842)
Net deferred tax asset	$—	$—

As of December 31, 2018, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $298.9 million and $219.4 million, respectively, which begin to expire in 2029 for federal purposes and in 2030 for state purposes. Approximately $109.4 million of the federal NOLs have an indefinite carryforward. In addition, the Company had federal and state research and development tax credit carryforwards of approximately $7.1 million and $3.5 million, respectively, available to reduce future tax liabilities, which begin to expire in 2029 for federal purposes and 2025 for state purposes. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards and capitalized research and development expenses. Management has considered the Company’s history of cumulative net losses incurred since inception, as well as its lack of commercialization of any products or generation of any revenue from product sales since inception and determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at December 31, 2018, 2017 and 2016.

During 2017, we recorded tax charges for the impact of the Tax Act effects using the current available information and technical guidance on the interpretations of the Tax Act. As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded provisional estimates and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 31, 2018. Adjustments made in the fourth quarter of 2018 upon finalization of our accounting analysis were not material to our consolidated financial statements.

Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), contains rules that limit the ability of a company that undergoes an ownership change to utilize its NOLs, and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. The Company has experienced multiple ownership changes since its inception, however, based on the annual limitations calculated at each ownership change date, substantially all NOL carryforwards will be available to offset future taxable income.  Approximately $0.3 million of NOLs will expire unused. Future ownership changes as defined by Section 382 may further limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Valuation allowance as of beginning of year	$(74,842)	$(83,434)	$(54,773)
Decreases recorded as benefit to income tax provision	1,913	36,606	4,771
Decreases recorded as benefit to equity	0	24,537	—
Increases recorded to income tax provision	(48,450)	(52,551)	(33,432)
Valuation allowance as of end of year	$(121,379)	$(74,842)	$(83,434)

In each reporting period, the Company considers whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No liabilities for unrecognized tax benefits were recorded as of December 31, 2018 and 2017.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2013 to the present. Earlier years may be examined to the extent that tax credit or NOL carryforwards are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

17.	Quarterly Financial Data (unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2018	2018	2018	2018
Revenues	$2,194	$3,797	$6,990	$9,543
Gross profit	(504)	2,851	5,371	7,470
Net loss	(41,569)	(43,875)	(43,640)	(40,575)
Net loss per common share—basic and diluted	$(1.10)	$(1.16)	$(1.15)	$(1.07)
Weighted average common shares—basic and diluted	37,620	37,697	37,818	37,867

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2017	2017	2017	2017
Revenues	$0	$0	$0	$355
Gross profit	0	0	0	351
Net loss	(23,879)	(28,880)	(34,188)	(50,534)
Net loss per common share—basic and diluted	$(0.75)	$(0.91)	$(1.07)	$(1.38)
Weighted average common shares—basic and diluted	31,704	31,826	31,931	36,644

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as defined by Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2018, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and Exchange Act Rule 15d-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 in this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2019 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

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

The financial statements of Flexion Therapeutics, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2018:

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

4.3	Indenture, dated as of May 2, 2017, by and between Flexion and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1, Current Report on Form 8-K filed on May 2, 2017)

4.4	Form of Note representing Flexion’s 3.375% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1, Current Report on Form 8-K filed on May 2, 2017)

4.5

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

10.5	Flexion Therapeutics, Inc. 2013 Employee Stock Purchase Plan (Exhibit 10.4, Registration Statement on Form S-1 (File No. 333-193233), as amended, filed on January 29, 2014)

10.6	Flexion Therapeutics, Inc. Non-Employee Director Compensation Policy, as revised (Exhibit 10.6, Annual Report on Form 10-K filed on March 8, 2018)

10.7	Amended and Restated Offer Letter between Flexion and Michael D. Clayman, M.D. (Exhibit 10.6, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

10.8	Amendment to Amended and Restated Offer Letter between Flexion and Michael D. Clayman, M.D. (Exhibit 10.7, Annual Report on Form 10-K filed on March 28, 2014)

10.9	Amended and Restated Offer Letter between Flexion and Neil Bodick, M.D., Ph.D. (Exhibit 10.7, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

Exhibit Number	Description
10.10	Amendment to Amended and Restated Offer Letter between Flexion and Neil Bodick, M.D., Ph.D. (Exhibit 10.9, Annual Report on Form 10-K filed on March 28, 2014)

10.11	Amended and Restated Offer Letter between Flexion and Scott Kelley, M.D. (Exhibit 10.11, Annual Report on Form 10-K filed on March 8, 2018)

10.12	Amended and Restated Offer Letter between Flexion and Mark Levine (Exhibit 10.12, Annual Report on Form 10-K filed on March 8, 2018)

10.13	Amended and Restated Offer Letter between Flexion and Kerry Wentworth (Exhibit 10.13, Annual Report on Form 10-K filed on March 8, 2018)

10.14	Offer Letter between Flexion and David Arkowitz (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 8, 2018)

10.15	Amended and Restated Offer Letter between Flexion and Christina Willwerth

10.16	Flexion Therapeutics, Inc. Change in Control Severance Benefit Plan and Form of Participation Agreement (Exhibit 99.1, Current Report on Form 8-K filed on June 23, 2017)

Other Agreements

10.17	Lease, dated February 22, 2013, between Flexion and The Trustees of Mall Road Trust (Exhibit 10.14, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

10.18

First Amendment of Lease, dated July 13, 2015, between Flexion and CIP II/RJK 10-20 BMR Owner, LLC (as successor in interest to The Trustees of Mall Road Trust) (Exhibit 10.3, Quarterly Report on Form 10-Q filed on November 9, 2015)

10.19	Second Amendment of Lease, dated December 15, 2015, between Flexion and CIP II/RJK 10-20 BMR Owner, LLC (Exhibit 10.20, Annual Report on Form 10-K filed on March 11, 2016)

10.20*	Exclusive License Agreement, dated July 25, 2014, between Flexion and Southwest Research Institute (Exhibit 10.21, Annual Report on Form 10-K filed on March 11, 2016)

10.21*	Manufacturing and Supply Agreement, dated July 31, 2015, between Flexion and Patheon UK Limited (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 9, 2015)

10.22*	Technical Transfer and Service Agreement, dated July 31, 2015, between Flexion and Patheon UK Limited (Exhibit 10.2, Quarterly Report on Form 10-Q/A filed on January 26, 2016)

10.23

Credit and Security Agreement, dated August 4, 2015, between Flexion and MidCap Financial Trust, as administrative agent, and the Lenders listed on the Credit Facility Schedule attached thereto (Exhibit 10.4, Quarterly Report on Form 10-Q filed on November 9, 2015)

10.24	Third Amendment of Lease, dated May 8, 2016, between Flexion and CIP II/RJK 10-20 BMR Owner, LLC (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 3, 2016)

10.25	Fourth Amendment of Lease, dated June 29, 2016, between Flexion and CIP II/RJK 10-20 BMR Owner, LLC (Exhibit 10.2, Quarterly Report on Form 10-Q filed August 3, 2016)

10.26	Fifth Amendment of Lease, dated July 21, 2016, between Flexion and CIP II/RJK 10-20 BMR Owner, LLC (Exhibit 10.3, Quarterly Report on Form 10-Q filed August 3, 2016

10.27	Sixth Amendment of Lease, dated September 21, 2016, between Flexion and CIP II/RJK 10-20 BMR Owner, LLC (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 7, 2016)

10.28	Seventh Amendment of Lease, dated September 21, 2016, between Flexion and CIP II/RJK 10-20 BMR Owner, LLC (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 8, 2017)

10.29	Supply Agreement, dated November 10, 2016, between Flexion and Evonik Corporation (Exhibit 10.29, Annual Report on Form 10-K filed on March 10, 2017)

Exhibit Number	Description

10.30	Amendment to Exclusive License Agreement, dated February 7, 2017, between Flexion and Southwest Research Institute (Exhibit 10.30, Annual Report on Form 10-K filed on March 10, 2017)

21.1	Subsidiaries of Flexion Therapeutics, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (reference is made to the signature page thereto)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

Item  16.   10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2019.

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

Signature	Title	Date

/s/ Michael D. Clayman, M.D.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	February 28, 2019
Michael D. Clayman, M.D.

/s/ David Arkowitz	Chief Financial Officer	February 28, 2019
David Arkowitz	(Principal Financial and Accounting Officer)

/s/ Patrick J. Mahaffy	Chairman of the Board of Directors	February 28, 2019
Patrick J. Mahaffy

/s/ Scott Canute	Member of the Board of Directors	February 28, 2019
Scott Canute

/s/ Samuel D. Colella	Member of the Board of Directors	February 28, 2019
Samuel D. Colella

/s/ Heath Lukatch, Ph.D.	Member of the Board of Directors	February 28, 2019
Heath Lukatch, Ph.D.

/s/ Sandesh Mahatme	Member of the Board of Directors	February 28, 2019
Sandesh Mahatme

/s/ Ann Merrifield	Member of the Board of Directors	February 28, 2019
Ann Merrifield

/s/ Alan Milinazzo	Member of the Board of Directors	February 28, 2019
Alan Milinazzo

/s/Mark Stejbach	Member of the Board of Directors	February 28, 2019
Mark Stejbach