Form 10-Q
period 2019-03-31
Flexion Therapeutics Inc
filed 2019-05-08
CIK 1419600

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	FLXN	NASDAQ

As of May 1, 2019, the registrant had 37,992,631 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$87,935	$87,229
Marketable securities	129,913	171,555
Accounts receivable, net	15,130	13,121
Inventories	10,324	7,637
Prepaid expenses and other current assets	4,656	5,500
Total current assets	$247,958	$285,042
Property and equipment, net	10,329	10,710
Right-of-use assets	6,332	—
Total assets	$264,619	$295,752
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,007	$12,340
Accrued expenses and other current liabilities	15,785	14,310
Operating lease liabilities	1,142	—
Current portion of long-term debt	11,280	9,967
Total current liabilities	$39,214	$36,617
Long-term operating lease liability, net	5,639	—
Long-term debt, net	—	3,640
2024 convertible notes, net	146,939	144,879
Other long-term liabilities	251	537
Total liabilities	$192,043	$185,673
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018 and 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,992,631 and 37,946,341 shares issued and outstanding, at March 31, 2019 and December 31, 2018, respectively	38	38
Additional paid-in capital	632,797	628,944
Accumulated other comprehensive income (loss)	105	(77)
Accumulated deficit	(560,364)	(518,826)
Total stockholders' equity	72,576	110,079
Total liabilities and stockholders' equity	$264,619	$295,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Product revenue, net	$10,564	$2,194
Operating expenses
Cost of sales	1,762	2,698
Research and development	15,424	11,551
Selling, general and administrative	32,222	26,899
Total operating expenses	49,408	41,148
Loss from operations	(38,844)	(38,954)
Other (expense) income
Interest income	1,011	1,161
Interest expense	(3,936)	(3,919)
Other income	231	143
Total other (expense) income	(2,694)	(2,615)
Net loss	$(41,538)	$(41,569)
Net loss per common share, basic and diluted	$(1.09)	$(1.10)
Weighted average common shares outstanding, basic and diluted	37,992	37,620
Other comprehensive income (loss):
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	182	(169)
Total other comprehensive income (loss)	182	(169)
Comprehensive loss	$(41,356)	$(41,738)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited in thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2018	37,946	$38	$628,944	$(77)	$(518,826)	$110,079
Issuance of common stock for equity awards	47		—			—
Stock-based compensation expense			3,853			3,853
Net loss					(41,538)	(41,538)
Other comprehensive income				182		182
Balance at March 31, 2019	37,993	$38	$632,797	$105	$(560,364)	$72,576

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2017	37,611	$38	$609,810	$(407)	$(349,167)	$260,274
Issuance of common stock for equity awards	22	—	414			414
Stock-based compensation expense			3,657			3,657
Net loss					(41,569)	(41,569)
Other comprehensive loss				(169)		(169)
Balance at March 31, 2018	37,633	$38	$613,881	$(576)	$(390,736)	$222,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(41,538)	$(41,569)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	219	563
Amortization of right-of-use assets	263	—
Stock-based compensation expense	3,853	3,657
Accretion of discount on marketable securities	(431)	(230)
Amortization of debt discount and debt issuance costs	2,069	1,884
Premium paid on securities purchased	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	(2,009)	(1,987)
Inventory	(2,326)	(726)
Prepaid expenses, other current and long-term assets	844	(620)
Accounts payable	(348)	(2,806)
Accrued expenses and other current liabilities	1,665	(3,144)
Lease liabilities and other long-term liabilities	(242)	—
Net cash used in operating activities	(37,981)	(44,981)
Cash flows from investing activities
Purchases of property and equipment	(1,068)	(334)
Purchases of marketable securities	(76,308)	(32,546)
Sale and redemption of marketable securities	118,563	99,462
Net cash provided by investing activities	41,187	66,582
Cash flows from financing activities
Payments on notes payable	(2,500)	(2,500)
Proceeds from the exercise of stock options	—	414
Net cash used in by financing activities	(2,500)	(2,086)
Net increase in cash, cash equivalents, and restricted cash	706	19,515
Cash, cash equivalents, and restricted cash at beginning of period	87,229	128,389
Cash, cash equivalents, and restricted cash at end of period	$87,935	$147,904
Non-cash investing and financing activities
Right-of-use asset obtained in exchange for operating lease obligation	$6,595	—
Purchases of property and equipment in accounts payable and accrued expenses	—	13
Supplemental disclosures of cash flow information
Cash paid for interest	170	326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Overview and Nature of the Business

Flexion Therapeutics, Inc. (“Flexion” or the “Company”) was incorporated under the laws of the state of Delaware on November 5, 2007. Flexion is a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, or OA, a type of degenerative arthritis. The Company has an approved product, ZILRETTA®, which it markets in the United States.  ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA knee pain. ZILRETTA is a non-opioid therapy that employs Flexion’s proprietary microsphere technology to provide pain relief. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA met the primary endpoint of pain reduction at Week 12, with statistically significant pain relief extending through Week 16. The Company also has an additional pipeline program, (FX201), which is a gene-therapy product candidate in development for OA knee pain.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (“GAAP”) for consolidated financial information including the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019.

The information presented in the condensed consolidated financial statements and related notes as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, is unaudited.  The December 31, 2018 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any future period.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of March 31, 2019, the Company had cash, cash equivalents, and marketable securities of approximately $217.8 million. Management believes that current cash, cash equivalents and marketable securities on hand at March 31, 2019 should be sufficient to fund operations for at least the next twelve months from the issuance date of these financial statements. The future viability of the Company is dependent on its ability to fund its operations through sales of ZILRETTA, and/or raise additional capital, such as debt or equity offerings, as needed. This funding is necessary for the Company to support the commercialization of ZILRETTA and to perform the research and development activities required to develop the Company’s other product candidates in order to generate future revenue streams. The Company may not be able to obtain financing on acceptable terms, or at all. If the Company is unable to obtain funding on a timely basis, the Company may need to curtail its operations, including the commercialization of ZILRETTA and research and development activities, which could adversely affect its prospects.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and liabilities, including operating leases, on the balance sheet and disclosing key information about leasing arrangements. The Company adopted ASU 2016-02 on January 1, 2019 using the “Comparatives under 840” approach, which was approved by the FASB in July 2018 as part of ASU 2018-11. Under this method, the condensed consolidated financial statements as of and for the three months ended March 31, 2019 are presented applying the new requirements under ASC 842, while the condensed consolidated financial statements as of December 31, 2018 and for the three months ended March 31, 2018 are presented under ASC 840. The required disclosures are presented under ASC 842 for the current year and ASC 840 for the prior year.

As part of its adoption of ASU 2016-02, the Company elected the package of practical expedients which allows it to not reassess (1) whether existing contracts contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. Consequently, on adoption, the Company recognized lease liabilities of $7.0 million and corresponding right-of-use, or ROU, assets of $6.6 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. These lease liabilities and ROU assets relate to operating leases only, as the Company concluded that it does not have any finance leases. The difference between the lease liability and the ROU assets upon adoption relates to the deferred rent balance that had been recorded prior to adoption. The Company determined that no cumulative adjustment to retained earnings was required.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Equity-based payments to nonemployees were previously covered under ASC 505-50 and required companies to measure the awards based on the fair value of the consideration received or the fair value of the equity instruments issued and remeasure the fair value of such awards at each reporting date. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial position or results of operations.

Accounting Standards Recently Issued

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

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Therapeutics Securities Corporation. The Company has eliminated all intercompany transactions for the three months ended March 31, 2019 and the year ended December 31, 2018.

Revenue Recognition

On October 6, 2017, the U.S. Food and Drug Administration, or FDA, approved ZILRETTA. The Company entered into a limited number of arrangements with specialty distributors and a specialty pharmacy in the U.S. to distribute ZILRETTA. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s original estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances— The Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through March 31, 2019, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.

Product Returns— Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date.  The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as within accrued expenses and other current liabilities, net, on the condensed consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has received an immaterial amount of returns to date and believes that future returns of ZILRETTA will be minimal.

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

Government Rebates— The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates its exposure to utilization from the Medicare Part D coverage gap discount program to be immaterial.  For Medicaid programs, the Company estimates the portion of sales attributed to Medicaid patients and records a liability for the rebates to be paid to the respective state Medicaid programs.  The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2019 and 2018:

(In thousands)	Trade Discounts, Allowances and Government Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2018	$601	$491	$125	$1,217
Provision related to sales in the current year	741	24	57	822
Credits and payments made	(332)	(36)	(33)	(401)
Balance as of March 31, 2019	$1,010	$479	$149	$1,638

Balance as of December 31, 2017	$60	$15	$2	$77
Provision related to sales in the current year	186	49	12	247
Credits and payments made	(94)	—	—	(94)
Balance as of March 31, 2018	$152	$64	$14	$230

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

Leases

The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding right-of-use assets are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The Company made an accounting policy election to expense leases with a term of one year or less on a straight-line basis over the lease term. To date, the Company has not identified any material short-term leases, either individually or in the aggregate.

As the Company’s leases do not provide an implicit rate, the Company utilized the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company estimated the incremental borrowing rate based on a yield curve analysis of companies with a similar credit rating to its own, which was calculated using a number of financial ratios and qualitative considerations of the Company’s business. The yields on the Company’s currently outstanding debt (the 2024 Convertible Notes and term loan) were also used as inputs to the analysis to calculate a spread, adjusted for factors that reflect the profile of secured borrowing over the expected term of the lease.

The components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, utilities, performance of manufacturing services, purchase of inventory, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company has elected to use this practical expedient for its real estate leases and account for each lease component and related non-lease component as one single component. In contrast, the Company has elected not to apply the practical expedient for its lease of manufacturing space at Patheon and has instead allocated consideration between the lease and non-lease components of the contract. The Company calculated the fair value of the lease component using publicly available information to identify comparable rentals in the same geographic area. The remainder of the consideration was allocated to the non-lease components.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2019 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$66,083	$—	$66,083
Marketable securities	—	129,913	—	129,913
	$—	$195,996	$—	$195,996

	Fair Value Measurements as of December 31, 2018 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$57,739	$—	$57,739
Marketable securities	—	171,555	—	171,555
	$—	$229,294	$—	$229,294

As of March 31, 2019 and December 31, 2018 the Company’s cash equivalents that are invested in money market funds and overnight repurchase contracts are valued based on Level 2 inputs. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. Amortization and accretion of discounts and premiums are recorded in other income.

The Company has a term loan outstanding under its 2015 credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank (the “2015 term loan”).  The amount outstanding on its 2015 term loan is reported at its carrying value in the accompanying balance sheet. The Company determined the fair value of the 2015 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2015 term loan was valued using Level 2 inputs as of March 31, 2019 and December 31, 2018. The result of the calculation yielded a fair value that approximates its carrying value.

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

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading.  The market for trading of the 2024 Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.  The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $174.0 million at March 31, 2019.

4. Marketable Securities

As of March 31, 2019 and December 31, 2018 the fair value of available-for-sale marketable securities by type of security was as follows:

	March 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$1,981	$—	$—	$1,981
U.S. government obligations	54,570	17	—	54,587
Corporate bonds	73,257	94	(6)	73,345
	$129,808	$111	$(6)	$129,913

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$36,723	$—	$—	$36,723
U.S. government obligations	39,910	—	(12)	39,898
Corporate bonds	94,999	20	(85)	94,934
	$171,632	$20	$(97)	$171,555

As of March 31, 2019 and December 31, 2018, marketable securities consisted of approximately $129.9 and $171.6 million, respectively, of investments that mature within twelve months. There were no investments with maturities greater than twelve months as of March 31, 2019 or December 31, 2018.

5.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Prepaid expenses	$3,853	$4,717
Deposits	291	66
Interest receivable on marketable securities	512	717
Total prepaid expenses and other current assets	$4,656	$5,500

6. Inventory

Inventory consisted of the following as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Raw materials	$3,046	$2,367
Work in process	5,143	3,553
Finished goods	2,135	1,717
Total inventories	$10,324	$7,637

Finished goods manufactured by the Company have a shelf life of approximately 24 months from the date of manufacture.

The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. As of March 31, 2019, the Company determined that no write-downs to inventory for potentially excess, dated or obsolete inventory were required.

7. Property and Equipment, Net

Property and equipment, net, as of March 31, 2019 and December 31, 2018 consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Computer and office equipment	$1,133	$1,133
Manufacturing equipment	12,147	12,000
Furniture and fixtures	609	604
Software	447	434
Leasehold improvements	815	815
Construction in progress	1,450	1,416
	16,601	16,402
Less: Accumulated depreciation	(6,272)	(5,692)
Total property and equipment, net	$10,329	$10,710

Depreciation expense for the three months ended March 31, 2019 was approximately $0.2 million, compared to $0.6 million for the same period in the prior year.  No property and equipment was disposed of during the three months ended March 31, 2019. Construction in progress consists of equipment purchases related to the expansion of the Company’s manufacturing capabilities at its contract manufacturer, Patheon U.K. Limited, as well as equipment related to the Company’s portfolio expansion efforts that have not yet been placed into service.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Research and development	$1,372	$1,216
Payroll and other employee-related expenses	5,683	8,207
Professional services fees	4,281	2,544
Interest expense	2,879	1,195
Product revenue reserves	628	616
Accrual for employee stock purchase plan	740	251
Other	202	281
Total accrued expenses and other current liabilities	$15,785	$14,310

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

The credit and security agreement also contains certain representations, warranties, and covenants of the Company as well as a material adverse event clause. As of March 31, 2019, the Company was compliant with all covenants.

Borrowings under the credit facility accrue interest monthly at a fixed interest rate of 6.25% per annum. Following an interest-only period of 19 months, principal is due in 36 equal monthly installments commencing March 1, 2017 and ending February 1, 2020 (the “maturity date”). Upon the maturity date, the Company will be obligated to pay a final payment equal to 9% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the straight-line method, which approximates the effective interest method. As of March 31, 2019, the carrying value of the term loan was approximately $11.3 million, all of which is due within 12 months.

In connection with the credit and security agreement, the Company incurred debt issuance costs totaling approximately $150,000. These costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method.  The Company deducted the debt issuance costs from the carrying amount of the debt as of March 31, 2019 and December 31, 2018.

As of March 31, 2019, annual principal and interest payments due under the 2015 term loan were as follows:

Year	Aggregate Minimum Payments (in thousands)
2019	7,779
2020	4,383
Total	$12,162
Less interest	(323)
Less unamortized portion of final payment	(559)
Total	$11,280

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

Debt discount and issuance costs of $68.9 million are being amortized to interest expense over the life of the 2024 Convertible Notes using the effective interest rate method. As of March 31, 2019, the stated interest rate was 3.375%, and the effective interest rate was 9.71%. Interest expense related to the 2024 Convertible Notes for the three months ended March 31, 2019 was $3.6 million, including $1.9 million related to amortization of the debt discount.

The table below summarizes the carrying value of the 2024 Convertible Notes as of March 31, 2019:

(in thousands)
Gross proceeds	$201,250
Portion of proceeds allocated to equity component (additional paid-in capital)	(64,541)
Debt issuance costs	(6,470)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,075
Amortization of debt discount and debt issuance costs	14,625
Carrying value 2024 Convertible Notes	$146,939

10. Stock-Based Compensation

Stock Option Valuation

The fair value of each of the Company’s stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The Company currently estimates its expected stock volatility based on the historical volatility of its publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly-traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended
	March 31,
	2019	2018
Risk-free interest rates	2.56% - 2.67%	2.72 - 2.74%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.0	6.0
Expected volatility	69.3% - 69.5%	71.4 - 71.5%

The following table summarizes stock option activity for the three months ended March 31, 2019:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2018	4,435	$19.21
Granted	638	14.47
Exercised	—	7.15
Cancelled	(92)	21.85
Outstanding as of March 31, 2019	4,981	$18.56
Options vested and expected to vest at March 31, 2019	4,981	$18.56
Options exercisable at March 31, 2019	2,689	$17.67

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. Options to purchase a total of approximately 118 shares of the Company’s common stock, with an aggregate intrinsic value of approximately $622, were exercised during the three months ended March 31, 2019.

At March 31, 2019 and 2018, there were options for the purchase of approximately 4,980,879 and 4,404,000 shares of the Company’s common stock outstanding, respectively, with a weighted average remaining contractual term of 7.6 years and 8.1 years, respectively, and with a weighted average exercise price of $18.56 and $18.42 per share, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2019 and 2018 was $9.17 and $14.48 per share, respectively.

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

During the three months ended March 31, 2019, the Company awarded 771,356 RSUs to employees at an average grant date fair value of $14.75 per share. The RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee's continued employment with, or services to, the Company on each vesting date. Compensation expense is recognized on a straight-line basis.

The following table summarizes the RSU activity for the three months ended March 31, 2019:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2018	252	$22.25
Granted	771	14.75
Vested/Released	(46)	22.31
Cancelled	(3)	20.89
Nonvested Balance as of March 31, 2019	974	$16.31

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs and shares purchased under the Employee Stock Purchase Plan for the three months ended March 31, 2019 and 2018 as follows:

	For the three months ended March 31,
(In thousands)	2019	2018
Research and development	$1,156	$1,150
Selling, general and administrative	2,697	2,507
Total	$3,853	$3,657

As of March 31, 2019, unrecognized stock-based compensation expense for stock options outstanding was approximately $27.0 million which is expected to be recognized over a weighted average period of 2.6 years. As of March 31, 2019, unrecognized stock-based compensation expense for RSUs outstanding was $14.8 million which is expected to be recognized over a period of 3.5 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(In thousands, except per share amounts)	2019	2018
Numerator:
Net loss	$(41,538)	$(41,569)
Net loss:	$(41,538)	$(41,569)
Denominator:
Weighted average common shares outstanding, basic and diluted	37,992	37,620
Net loss per share, basic and diluted	$(1.09)	$(1.10)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	For the three months ended March 31,
	2019	2018
Shares issuable upon conversion of the 2024 Convertible Notes	7,515	7,515
Stock options	4,770	4,264
Restricted stock units	471	218
Total	12,756	11,997

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

Upon adoption of ASU 2016-02, the Company recorded a right-of-use asset and corresponding lease liability for the Lease on January 1, 2019, by calculating the present value of lease payments, discounted at 8.9%, the Company’s estimated incremental borrowing rate, over the 4.8-year remaining term.

The straight-line lease cost for the Lease amounted to $0.3 million for the three months ended March 31, 2019 and was included in operating expenses. As of March 31, 2019, the remaining lease term on the Lease was 4.6 years.

Woburn Lease

In February 2017, the Company entered into a five-year lease for laboratory space located in Woburn, Massachusetts with a monthly lease payment of approximately $15,000, which increases over the term of the lease, plus a share of operating expenses.

Upon adoption of ASU 2016-02, the Company recorded a right-of-use asset and corresponding lease liability for the Lease on January 1, 2019, by calculating the present value of lease payments, discounted at 8.4%, the Company’s estimated incremental borrowing rate, over the 3.2-year remaining term.  The Woburn lease includes an option to extend the term of the lease for two years. Since the Company adopted ASU 2016-02 using the Comparatives under 840 approach, it did not reassess the determination of its operating leases as leases, and therefore no options to extend the lease were included in the calculation of the lease liability as of March 31, 2019. The straight-line lease cost for the Woburn lease amounted to $46 thousand for the three months ended March 31, 2019 and was included in operating expenses. As of March 31, 2019, the remaining lease term on the Woburn lease was 2.9 years.

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

The Manufacturing Agreement with Patheon contains an operating lease for the use of dedicated manufacturing suites. With the adoption of ASU 2016-02, the Company recorded a right-of-use asset and corresponding lease liability for the operating lease. As of March 31, 2019, the remaining lease term on the Patheon leases was 8.6 years. As of March 31, 2019, the discount rate was 8.24%. The straight-line lease cost amounted to $45 thousand for the three months ended March 31, 2019 and is included in inventory as part of manufacturing overhead.

The components of lease expense and related cash flows were as follows:

(In thousands)	For the three months ended March 31,
Operating lease cost	2019	2018
Operating lease cost included in operating expenses	$369	$—
Operating lease cost included in inventory	45	—
Total operating lease cost	414	—

Operating cash flows from operating leases	505	—

Maturities of lease liability due under these lease agreements as of March 31, 2019 were as follows:

Year	Operating Lease Obligations (in thousands)
2019	$1,253
2020	1,710
2021	1,752
2022	1,623
2023	1,380
Thereafter	677
Present value of imputed interest	(1,760)
Total	$6,635

As of December 31, 2018, future minimum lease payments under the Company’s lease obligations under ASC 840 were as follows:

Year	Aggregate Minimum Payments (in thousands)
2019	1,491
2020	1,533
2021	1,576
2022	1,447
2023	1,203
Total	$7,250

As of December 31, 2018, future minimum payments under the Company’s agreed obligations under the Manufacturing Agreement with Patheon were as follows:

Year	Aggregate Minimum Payments (in thousands)
2019	8,027
2020	8,027
2021	8,027
2022	8,027
2023	8,027
2024 and thereafter	30,102
Total	$70,237

Other Commitments and Contingencies

Evonik Supply Agreement

In November 2016, the Company entered into a Supply Agreement with Evonik Corporation (“Evonik”) for the purchase of PLGA which is used in the manufacturing of clinical and commercial supply of ZILRETTA.  Pursuant to the Supply Agreement, Flexion is obligated to submit rolling monthly forecasts to Evonik for PLGA supply, a portion of which will constitute binding orders. In addition, Flexion agreed to certain minimum purchase requirements, which do not apply (i) during periods in which Evonik is in material breach of the Supply Agreement or is unable to perform its obligations due to a force majeure event, (ii) with respect to orders that Evonik is unable to supply in excess of binding orders, (iii) for orders Evonik is unable to timely deliver or does not deliver conforming product and provides a credit for such order, or (iv) during an uncured material quality failure by Evonik. Flexion agreed to purchase PLGA batches at a specified price per gram in U.S. dollars, subject to adjustment from time to time, including due to changes in price indices and in the event the initial term of the Supply Agreement is extended. The total term of the agreement is five years. Upon termination of the Supply Agreement (other than termination due to the bankruptcy of either Evonik or Flexion) Flexion is obligated to pay the costs associated with the binding supply forecast provided to Evonik.  The Supply Agreement will renew for two successive two year terms upon mutual written consent by both parties.

FX201 Related Agreements

In December 2017, the Company entered into a definitive agreement with GeneQuine Biotherapeutics GmbH (“GeneQuine”) to acquire the global rights to FX201. As part of the asset purchase transaction with GeneQuine, the Company made an upfront payment to GeneQuine of $2 million.  The Company may also be required to make additional milestone payments during the development of FX201, including up to $8.7 million through Phase 2 proof of concept (PoC) clinical trial and, following successful PoC, up to an additional $54 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired, and recognized as research and development expense in December 2017 as the FX201 product candidate had not been commercially approved, and had no alternative future use. Future milestone payments earned prior to regulatory approval of FX201 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned upon regulatory approval would be recognized as an intangible asset and amortized to expense over the estimated life of FX201. The first milestone of $750,000 was achieved on October 24, 2018 when the GLP toxicology study was initiated upon the dosing of the first animals. This milestone was recognized as research and development expense in the fourth quarter of 2018.  As of March 31, 2019, no other milestones under the arrangement have been achieved. As part of the transaction, the Company became the direct licensee of certain underlying Baylor College of Medicine (Baylor) patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires the Company to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, the Company also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of preclinical and initial clinical supplies of FX201.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on February 28, 2019.

Forward-Looking Statements

This discussion and analysis contains “forward-looking statements” that is statements related to future, not past, events – as defined in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act that reflect our current expectations regarding future development activities, results of operations, financial condition, cash flow, performance and business prospects, and opportunities, as well as assumptions made by and information currently available to our management. Forward looking statements, include any statement that does not directly relate to a current historical fact. We have tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, a type of degenerative arthritis, referred to as OA.

On October 6, 2017, the U.S. Food and Drug Administration, or FDA, approved our product, ZILRETTA, for marketing in the United States. ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA related knee pain. ZILRETTA is a non-opioid therapy that employs our proprietary microsphere technology to provide pain relief. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA met the primary endpoint of pain reduction at Week 12, with statistically significant pain relief extending through Week 16. We also have a pipeline program, (FX201), which is a gene-therapy product candidate in development for OA.

We were incorporated in Delaware in November 2007, and to date, we have devoted substantially all of our resources to developing our product candidates, including conducting clinical trials with our product candidates, preparing for and undertaking the commercialization of ZILRETTA, providing general and administrative support for these operations and protecting our intellectual property. From our inception through March 31, 2019, we have raised approximately $756 million and funded our operations primarily through the sale of our common stock, convertible preferred stock, and convertible debt, as well as debt financing. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

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

Our promotional and marketing activities have increased each quarter since launch as our field sales representatives, known as Musculoskeletal Business Managers or MBMs, have expanded prescriber awareness and utilization of ZILRETTA. Furthermore, our Field Access Managers have been working with physician practices to help them navigate any reimbursement questions and to support their awareness of the product-specific Healthcare Common Procedure Coding System (HCPCS) reimbursement code for ZILRETTA (J3304), which became effective on January 1, 2019.

J codes are routine reimbursement codes assigned to physician-administered “buy and bill” products under Medicare Part B. They are granted by the Centers for Medicare and Medicaid Services, or CMS, and they are utilized by Medicare, commercial insurers and other government payers. Additionally, CMS publishes a defined payment rate for each J code, which is determined by the average sales price (ASP) of the product. We believe that our customers (physicians, clinics and certain medical centers and hospitals) have familiarity and comfort with obtaining reimbursement via J codes, and as a result, we believe that J3304 will further enhance their confidence regarding reimbursement for ZILRETTA.

To provide perspective on the progress of the ZILRETTA launch, we have closely tracked and reported quarterly updates on a number of quantitative uptake metrics across several dimensions, including prescriber awareness, clinical interest and market access and payer coverage. For 2019, we introduced new metrics to provide further color and transparency on our commercial activities and the clinical adoption of ZILRETTA. Since the launch in November 2017 through March 31, 2019:

•	2,247 of our 4,100 target accounts had purchased ZILRETTA. This reflects growth of 22% over the period from launch through December 31, 2018 when 1,837 accounts had purchased product.
•	71% of purchasing accounts (1,601) had placed at least one reorder.
•	More than 310 accounts had made ZILRETTA purchases of more than 50 units; approximately 700 accounts had purchased 11 to 50 units; and in excess of 1,200 accounts had purchased between 1 and 10 units.
•	Accounts purchasing more than 50 ZILRETTA units have been responsible for more than 60% of total ZILRETTA purchases (approximately 38,000 units).

In addition, sampling of ZILRETTA equaled approximately 10% of the total ZILRETTA units purchased in the first quarter of 2019.

Results from an “Awareness, Trial and Usage” (ATU) survey conducted in early April 2019 indicated 74% of the 120 orthopedic surgeons sampled had awareness of ZILRETTA and 32% had administered the product.  By comparison, an ATU conducted in February 2018 indicated that 42% of 118 orthopedic surgeons sampled were aware of ZILRETTA and only 9% had administered the product.

Regulatory Developments, Clinical Updates and Recent Publications

At the end of 2018, we submitted a supplemental New Drug Application, or sNDA, to the FDA to revise the product label for ZILRETTA to allow for repeat administration. The sNDA includes the full data set from a Phase 3b single-arm, open-label clinical trial which evaluated the safety and tolerability of repeat administration of ZILRETTA. In February 2019, we received a “Day 74” letter from the FDA confirming that our sNDA was accepted for filing. Under the Prescription Drug User Fee Act (PDUFA), we anticipate a decision from the FDA on or before October 14, 2019.

In April 2019, an independent evaluation of clinical data for ZILRETTA conducted by Adis Drug Review was published in the journal, Drugs. Their assessment included data from six clinical trials conducted over the past seven years, which evaluated 1,347 patients, 613 of whom were treated with ZILRETTA. The evidence-based evaluation concluded that ZILRETTA provided effective pain relief, while being generally well-tolerated as demonstrated in clinical studies, and it expands the treatment options for OA knee pain.

Also in April, we announced that the results from a post-hoc analysis of data from the pivotal Phase 3 trial of ZILRETTA were published in Advances in Therapy. The findings indicated that patients with unilateral OA knee pain experienced significant and durable pain relief with a single intra-articular injection of ZILRETTA compared to immediate-release triamcinolone acetonide in crystalline suspension as measured by Average Daily Pain (ADP) intensity scores. The analysis also indicated that ZILRETTA patients in this subgroup experienced improvements on OA-specific measures of pain, stiffness, function and quality of life scores that lasted up to six months. Furthermore, the analysis showed that patients in this subgroup who were treated with ZILRETTA experienced a profound magnitude of analgesic effect, with ADP scores that were reduced by >60% at Weeks 3-17. These results suggest that bilateral knee pain may have been a confounding factor in the pivotal trial which assessed the impact of ZILRETTA treatment in only one knee.

At the 2019 Osteoarthritis Research Society International World Congress (OARSI) held in May, we presented positive results from the Phase 2 pharmacokinetic (PK) study evaluating ZILRETTA in patients with hip OA. The data show showed PK profiles consistent with previous studies in the knee. We also presented a poster on the previously published Phase 3b data indicating repeat administration of ZILRETTA for OA knee pain resulted in substantial improvements in OA symptoms and had no deleterious impact on cartilage or joint structure per X-ray. Additionally, we gave an encore poster presentation of data from an in vitro study which suggests that TA can have dose-dependent chondroprotective effects on inflamed and injured cartilage.

With respect to ZILRETTA clinical trials, we have recently been made aware of a non-safety issue in the Phase 3 trial of ZILRETTA in hip OA pain which resulted in the inability to deliver a full dose in a small number of trial participants. As a result, we have temporarily paused enrollment and dosing as we work with investigators to identify and address the root cause of the issue.

Pipeline Updates

FX201 – Intra-articular Gene Therapy for the Treatment of OA

FX201 is our preclinical stage, IA gene therapy candidate which is designed to produce human interleukin-1 receptor antagonist (IL-1Ra) whenever inflammation is present within the joint. Based on the promising preclinical data generated to date, a single injection of FX201 could potentially enable expression of IL-1Ra in an osteoarthritic joint for at least a year. By controlling chronic inflammation for extended periods of time, we believe FX201 holds the potential to both reduce OA pain and potentially modify disease. We acquired the rights to FX201 via a definitive agreement with GeneQuine Biotherapeutics GmbH, or GeneQuine, and have an exclusive license to the underlying intellectual property rights for human use of FX201 from Baylor College of Medicine in Houston, Texas.

In 2018, we held a pre-Investigational New Drug (IND) meeting with the FDA and initiated Good Laboratory Practice (GLP) toxicology studies. Those studies advanced during the first quarter of 2019 and pending successful results, we anticipate filing an IND and initiating first-in-human clinical trials in the second half of this year.

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

We expense research and development costs as incurred. Our direct research and development expenses consist primarily of external-based costs, such as fees paid to investigators, consultants, investigative sites, CROs and companies that manufacture our clinical trial materials and potential future commercial supplies and are tracked on a program-by-program basis. We do not allocate personnel costs, facilities or other indirect expenses to specific research and development programs. These indirect expenses are included within the amounts designated as “Personnel and other costs” in the Results of Operations section below. Inventory acquired prior to receipt of the marketing approval of ZILRETTA was recorded as research and development expense as incurred. We began capitalizing the costs associated with the production of ZILRETTA after the FDA approval on October 6, 2017.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2019 and 2018

The following tables summarize our results of operations for the three months ended March 31, 2019:

	Three Months Ended March 31,
(In thousands)	2019	2018	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$10,564	2,194	$8,370	381.5%
Operating expenses:
Cost of sales	1,762	2,698	(936)	(34.7)%
Research and development	15,424	11,551	3,873	33.5%
Selling, general and administrative	32,222	26,899	5,323	19.8%
Total operating expenses	49,408	41,148	8,260	20.1%
Loss from operations	(38,844)	(38,954)	110	(0.3)%
Other (expense) income:
Interest income	1,011	1,161	(150)	(12.9)%
Interest expense	(3,936)	(3,919)	(17)	0.4%
Other income	231	143	88	61.5%
Total other (expense) income	(2,694)	(2,615)	(79)	3.0%
Net loss	$(41,538)	$(41,569)	$31	(0.1)%

Product Revenue

We began commercially selling ZILRETTA within the United States in October 2017, following FDA approval on October 6, 2017.  For the three months ended March 31, 2019 and 2018, we recorded $10.6 million and $2.2 million, respectively, of net product revenue.  For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Cost of Sales

Cost of sales was $1.8 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2018, the majority of cost of sales related to unabsorbed manufacturing and overhead costs related to the operation of the facility at Patheon, as the majority of product sold during that period was previously charged to research and development expense prior to FDA approval of ZILRETTA and therefore is not included in cost of sales during the period.  For the three months ended March 31, 2019, cost of sales consisted of $1.3 million related to the actual cost of units sold, as well as $0.4 million of period costs and adjustments.

Research and Development Expenses

	Three Months Ended March 31,
(In thousands)	2019	2018	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$5,290	$4,069	$1,221	30.0%
Portfolio expansion	1,648	761	887	116.6%
Other	589	327	262	80.1%
Total direct research and development expenses	7,527	5,157	2,370	46.0%
Personnel and other costs	7,897	6,394	1,503	23.5%
Total research and development expenses	$15,424	$11,551	$3,873	33.5%

Research and development expenses were $15.4 million and $11.6 million for the three months ended March 31, 2019 and 2018, respectively. The increase in research and development expenses of $3.9 million was primarily due to an increase of $1.5 million in salary and other employee-related costs for additional headcount and stock-based compensation expense, as well as a $1.1 million increase in preclinical expenses related to our portfolio expansion and other program costs, and an increase of $1.2 million in development expenses for ZILRETTA, including CMC and clinical trial costs largely related to the hip OA Phase 3 registration trial initiated in December 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32.2 million and $26.9 million for the three months ended March 31, 2019 and 2018, respectively. Selling expenses were $23.8 million and $18.1 million for the three months ended March 31, 2019 and 2018, respectively. The year-over-year increase in selling expenses of $5.7 million was primarily due to salary and other employee-related costs and external costs related to physician and patient marketing and reimbursement support activities. General and administrative expenses were $8.4 million and $8.8 million for the three months ended March 31, 2019 and 2018, respectively, which represents a decrease of $0.4 million.

Other Income (Expense)

Interest income was $1.0 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in interest income was primarily due to a decrease in the average investment balance.

Interest expense was $3.9 million both for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

For the three months ended March 31, 2019, we generated $10.6 million in net product revenue.  We have incurred significant net losses in each year since our inception, including net losses of $169.7 million, $137.5 million, and $71.9 million, for fiscal years 2018, 2017, and 2016, respectively, and $41.5 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $560.4 million. We anticipate that we will continue to incur losses over the next few years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt and convertible debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through March 31, 2019, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and convertible debt, and through venture debt financing. From our inception through March 31, 2019, we had raised approximately $756 million from such transactions, including amounts from our initial and follow-on public offerings during 2014, 2016 and 2017, as well as our term loan facility entered into in 2015 and our 2024 Convertible Notes issuance in 2017. As of March 31, 2019, we had cash, cash equivalents, and marketable securities of $217.8 million.  Based on our current operating plan we anticipate that our existing cash, cash equivalents, and marketable securities will fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this report. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an objective of capital preservation.

The following table shows a summary of our cash flows for each of the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash flows used in operating activities	$(37,981)	$(44,981)
Cash flows provided by investing activities	41,187	66,582
Cash flows used in financing activities	(2,500)	(2,086)
Net increase in cash and cash equivalents	$706	$19,515

Net Cash Used in Operating Activities

Operating activities used $38.0 million of cash in the three months ended March 31, 2019. The cash flow used in operating activities resulted primarily from our net loss for the period of $41.5 million and changes in our operating assets and liabilities of $2.4 million, offset by non-cash charges of $6.0 million. Changes in our operating assets and liabilities consisted primarily of a $2.0 million increase in accounts receivable, a $2.3 million increase in inventory and a $0.2 million decrease in lease liabilities and other long-term liabilities primarily due to principal lease payments, partially offset by a $0.8 million decrease in prepaid expenses and other current assets and an increase of $1.3 million in accounts payable and accrued expenses. Our non-cash charges consisted primarily of $3.9 million of stock-based compensation expense, $2.1 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, $0.3 million related to the amortization of right-of-use assets, and $0.2 million of depreciation, partially offset by $0.4 million of net accretion of discounts related to our investments.

Operating activities used $45.0 million of cash in the three months ended March 31, 2018. The cash flow used in operating activities resulted primarily from our net loss for the period of $41.6 million and changes in our operating assets and liabilities of $9.3 million, partially offset by non-cash charges of $5.9 million. Changes in our operating assets and liabilities consisted primarily of a $2.0 million increase in accounts receivable, a $0.7 million increase in inventory, and a $0.6 million increase in prepaid expenses and other current assets, as well as a decrease of $6.0 million in accounts payable and accrued expenses. Our non-cash charges consisted primarily of $3.7 million of stock-based compensation expense, $1.9 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, and $0.6 of depreciation and amortization, partially offset by $0.2 million of amortization and accretion related to our investments.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $41.2 million in the three months ended March 31, 2019. Net cash provided by investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $118.6 million, partially offset by cash used to purchase marketable securities of $76.3 million.  In addition, $1.1 million of cash was used for capital expenditures, including $0.2 million for lab equipment and $0.9 million for manufacturing equipment associated with the expansion of our manufacturing facilities at Patheon.

Net cash provided by investing activities was $66.6 million in the three months ended March 31, 2018. Net cash provided by investing activities consisted primarily of cash received from the redemption and sale of marketable securities of $99.5 million, partially offset by cash used to purchase marketable securities of $32.5 million. In addition, $0.3 million of cash was used to purchase manufacturing equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities was $2.5 million for the three months ended March 31, 2019.   Net cash used in financing activities in the three months ended March 31, 2019 related to the payment of principal on our 2015 term loan.

Net cash used in financing activities was $2.1 million for the three months ended March 31, 2018. Net cash used in financing activities in the three months ended March 31, 2018 consisted primarily of $2.5 million related to the payment of principal on our 2015 term loan, partially offset by $0.4 million received from the exercise of stock options.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2018. For further information regarding our contractual obligations and commitments, see Note 12, Commitments and Contingencies to our unaudited consolidated financial statements included elsewhere in this report.

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

Convertible Notes

On May 2, 2017, we issued $201.3 million aggregate principal amount of 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.375% per year, payable semi-annually in arrears on May and November 1st of each year. The 2024 Convertible Notes will mature on May 1, 2024, unless repurchased or converted earlier. The 2024 Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election (subject to certain limitations in the 2015 term loan), at a conversion rate of approximately 37.3413 shares of common stock per $1,000 principal amount of the 2024 Convertible Notes, which corresponds to a conversion price of approximately $26.78 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $19.72 on May 2, 2017, the date the 2024 Convertible Notes offering was priced. As of May 2, 2017, the fair value of the 2024 Convertible Notes was $136.7 million. Our 2024 Convertible Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the 2024 Convertible Notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair value of our 2024 Convertible Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $174.0 million at March 31, 2019.

Foreign Currency Exchange

Most of our transactions are conducted in the U.S. dollar. We do have certain agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of March 31, 2019 we had $1.3 million in liabilities denominated in British Pounds. No other payables to vendors were denominated in currencies other than in U.S. dollars; therefore, a hypothetical 10% change in foreign exchange rates would have an immaterial effect on the value of our liabilities. As of March 31, 2019, we had less than $0.1 million in cash denominated in British Pounds.  A hypothetical 10% change in foreign exchange rates would result in an immaterial change in the amount of cash denominated in British Pounds.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2019, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

You should consider carefully the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K filed on February 28, 2019. The risks and uncertainties below are those identified by us as material, but there are also additional risks and uncertainties that we are unaware of that may become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected, and the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Need for Additional Capital

(*) We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses over the next few years.

We have a limited operating history. To date, we have focused primarily on developing our commercialized product, ZILRETTA. Any additional product candidates we develop will require substantial development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $169.7 million, $137.5 million, and $71.9 million, for fiscal years 2018, 2017, and 2016, respectively, and $41.5 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $560.4 million. We expect to incur net losses over the next few years as we continue to invest in the commercialization of ZILRETTA and advance our development programs.

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

(*)We have not generated significant revenue and may never be profitable.

Our ability to generate significant revenue and achieve profitability depends primarily on our ability to successfully commercialize ZILRETTA, as well as our ability to obtain regulatory approval for and then successfully commercialize other product candidates. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with new pharmaceutical products and development efforts, we are unable to predict the timing or amount of increased expenses, when, or if, we will begin to generate meaningful revenue from product sales, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we determine that additional sales and marketing personnel or other resources are necessary to successfully commercialize ZILRETTA or if we face any legal or regulatory action related to the commercialization of ZILRETTA.

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

Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials, and building and maintaining sales and marketing capabilities, is expensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we expand our sales and marketing activities, continue to commercialize ZILRETTA, and advance our clinical programs.

As of March 31, 2019, we had cash, cash equivalents, and marketable securities of approximately $217.8 million and working capital of $208.7 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital requirements for at least the next 12 months from the issuance date of the financial statements included in this report. Regardless of our expectations as to how long our cash, cash equivalents, and marketable securities will fund our operations, changing circumstances may cause us to consume capital more rapidly than we currently anticipate.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly scale back or discontinue commercialization of ZILRETTA or the further development of ZILRETTA or our product candidates;
•	seek corporate partners for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;
•	seek corporate partners to assist in the commercialization of ZILRETTA on terms that are less favorable than might otherwise be available;
•	relinquish or license on unfavorable terms, our rights to ZILRETTA or product candidates that we otherwise would seek to develop or commercialize ourselves; or
•	significantly curtail, or cease, operations.

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

(*) Our existing indebtedness contains restrictions that limit our flexibility in operating our business. In addition, we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect, which could have a materially adverse effect on our business, or may otherwise be unable to repay our indebtedness as it becomes due.

On August 4, 2015, we entered into a credit and security agreement with MidCap Financial SBIC, LP, or MidCap, as administrative agent, and MidCap Funding XIII Trust and Silicon Valley Bank, as agent lenders, to borrow up to $30.0 million and subsequently drew down the full $30.0 million under the credit facility in two tranches. The credit agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Risks Related to Commercialization Activities

(*)Our prospects are highly dependent on the successful commercialization of ZILRETTA. To the extent ZILRETTA is not commercially successful, our business, financial condition and results of operations may be materially adversely affected.

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

With respect to ZILRETTA, while we have established our commercial team and sales force, there are many factors that could cause the commercialization of ZILRETTA to be unsuccessful, including a number of factors that are outside our control. The commercial success of ZILRETTA depends on the extent to which patients and physicians accept and adopt ZILRETTA as a treatment for OA pain of the knee, and we do not know whether our or others’ revenue estimates in this regard will be accurate. For example, if the patient population suffering from OA pain of the knee is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to use ZILRETTA, the commercial potential of ZILRETTA will be limited. In addition, if ZILRETTA is not convenient for physicians to use, then it may not achieve widespread adoption, regardless of its efficacy and safety. For example, ZILRETTA is a buy-and-bill product and must be administered only by a health care professional in an office, clinic or hospital setting. In addition, ZILRETTA requires a multi-step preparation process, which may discourage some physicians from using ZILRETTA. Moreover, ZILRETTA’s product label indicates that it is not intended for repeat administration, and we believe this has negatively impacted our commercialization efforts. While we successfully completed a Phase 3b repeat dose study of ZILRETTA and have submitted an sNDA to the FDA, we cannot predict whether or when the FDA may agree to modify the ZILRETTA product label with respect to repeat administration. We also do not know how physicians, patients and payers will respond to the pricing of ZILRETTA in the long-term. In particular, we provide product samples and do not know whether physicians that initially use ZILRETTA will continue to do so after using the product samples. If we experience any disruption in the commercial supply of ZILRETTA due to manufacturing or distribution issues, the disruption would impact ZILRETTA sales and may adversely affect physicians’, patients’ and payers’ assessment of ZILRETTA, negatively impacting uptake and long-term commercialization efforts.

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

(*)We face significant competition from other biopharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy and safety of ZILRETTA and our other product candidates, including relative to marketed products and product candidates in development by third parties;
•	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies;
•	the time it takes for our product candidates to complete clinical development and receive marketing approval;
•	the ability to maintain a good relationship with regulatory authorities;
•	the ability to commercialize and market ZILRETTA and any of our other product candidates that receive regulatory approval;
•	the price of ZILRETTA and any of our future products, including in comparison to branded or generic competitors;
•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;
•	the ability to protect our intellectual property rights;
•	the ability to manufacture on a cost-effective basis and sell commercial quantities of ZILRETTA and any of our other product candidates that receive regulatory approval; and
•	acceptance of ZILRETTA and any of our other product candidates that receive regulatory approval by patients, physicians and other healthcare providers.

If our competitors market products that are more effective, safer, less expensive or offer discounts that allow physicians to receive more net reimbursement than ZILRETTA, we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because we have limited research and development capabilities, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our products or product candidates obsolete, less competitive or not economical.

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

Additionally, our strategy in the United States includes distributing ZILRETTA solely through a limited network of third-party specialty distributors and one specialty pharmacy. While we have entered into agreements with a specialty pharmacy and specialty distributors to distribute ZILRETTA in the United States, they may not perform as agreed or they may terminate their agreements with us. For example, ZILRETTA sales are concentrated with two specialty distributors, which together represented approximately 81% and 94% of our sales for the years ended December 31, 2018 and 2017, respectively. Loss of either specialty distributor through contract termination or its failure to distribute effectively would adversely affect ZILRETTA’s distribution. Also, we may need to enter into agreements with additional specialty distributors, specialty pharmacies, or directly with other third parties, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all.  In the event that our specialty distributors or specialty pharmacy do not fulfill their contractual obligations to us, the agreements are terminated without adequate notice, or we are unable to expand our network, shipments of ZILRETTA through, and associated revenues from, these sales channels would be adversely affected. In addition, we expect that it would take a significant amount of time to negotiate new contracts if we were required to change our specialty distributors or specialty pharmacy.

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

(*) If we are unable to effectively train and equip our sales force, our ability to successfully commercialize ZILRETTA will be harmed.

ZILRETTA is a newly-marketed drug and, therefore, the members of our sales force have limited experience promoting ZILRETTA. As a result, we are required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing ZILRETTA for the treatment of patients with OA of the knee. In addition, we must train our sales force to ensure that an appropriate and compliant message about ZILRETTA is being delivered. If we are unable to maintain an effectively trained sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate regarding the potential benefits and safety of ZILRETTA and its proper administration, our efforts to successfully commercialize ZILRETTA could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Third-party coverage and reimbursement for ZILRETTA or, if approved, any of our other product candidates, may not be available or adequate in either the United States or international markets, or may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sales and distribution costs. If coverage and reimbursement are not available or only available at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval, including ZILRETTA, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

While the FDA granted approval of ZILRETTA based on the data included in the NDA, including data from our completed pivotal Phase 3 clinical trial, we do not know whether the results that served as the basis for the FDA’s approval of ZILRETTA will be consistent with commercial results as a large number of patients and broader populations are exposed to ZILRETTA and are exposed over longer periods of time, including results related to safety and efficacy.  New data relating to ZILRETTA, including from adverse event reports or our on-going studies of ZILRETTA related to hip OA or synovitis in knee OA, may result in changes to the product label and may adversely affect sales, or result in withdrawal of ZILRETTA from the market. The FDA and regulatory authorities in other jurisdictions may also consider any new data in connection with further marketing approval applications. If ZILRETTA or any additional approved products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of a Risk Evaluation and Mitigation Strategy;
•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
•	we may be required to change the way the product is promoted or administered or conduct additional clinical studies;
•	we could be sued and held liable for harm caused to patients; or
•	our reputation may suffer.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, was enacted, which was intended to, among other items, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the PPACA provisions of importance to the pharmaceutical industry are the following:

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

Some of the provisions of PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of PPACA.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by PPACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, signed into law on December 22, 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals that fail to maintain qualifying health coverage for all of part of a year commonly referred to as the “individual mandate.”  On January 22, 2018, President Trump signed a continuing resolution on appropriation for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. The Bipartisan Budget Act of 2018, among other things, amended PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”  In July 2018, CMS announced published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.  On December 14, 2018, a Texas U.S. District Court Judge ruled that PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace PPACA will impact PPACA and our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including at the federal level several recent U.S. Congressional inquiries and legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payers. The Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed a rule modifying the federal Anti-Kickback Statute discount safe harbor which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize ZILRETTA and any future products for which we receive regulatory approval.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials. In particular, the results generated in our completed ZILRETTA pivotal Phase 3 clinical trial do not ensure that any ongoing or future ZILRETTA clinical trial, including our ongoing clinical trials of ZILRETTA in hip OA and synovitis in knee OA, will be successful or consistent with the results generated in the Phase 3 trial.

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

If ZILRETTA or any other product candidate is found to be unsafe or lack efficacy or feasibility in particular indications, we will not be able to obtain regulatory approval for the indication and our business could be materially harmed.

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

We rely on third-party collaborators to assist us in meeting our reporting and related obligations.  While we work closely with these third parties, we do not control all of their activities.  If our third-party collaborators do not meet the relevant commitments, we may fail to meet our applicable regulatory requirements.

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

Risks Related to Our Reliance on Third Parties

(*) We rely completely on third parties to manufacture our commercial supplies of ZILRETTA and our preclinical and clinical drug supplies for our other product candidates.

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

We are particularly reliant on Patheon with respect to maintaining ZILRETTA manufacturing capacity. These Patheon facilities required approval from the FDA as a condition of regulatory approval for ZILRETTA, as we rely exclusively on Patheon for commercial supplies of ZILRETTA. In addition, because Patheon manufactures ZILRETTA in the United Kingdom, or U.K., it needs to maintain and update its facility license with the applicable U.K. regulatory agencies and any delay or inability to do so would delay or prevent Patheon from being able to produce commercial supplies of ZILRETTA. Furthermore, the manufacturing process for ZILRETTA is unique and involves specialized equipment and proprietary processes, which subjects us to heightened risks that Patheon will experience delays in the manufacturing process.

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

(*) We may not be successful in establishing development and commercialization collaborations, which could adversely affect, and potentially prohibit, our ability to fully commercialize ZILRETTA or to develop our product candidates.

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive, we are exploring collaborations with third parties that have more resources and experience. For example, we are exploring selective partnerships with third parties for ZILRETTA’s development and commercialization outside of the United States. If we are unable to obtain a partner for ZILRETTA, we may be unable to advance the development of ZILRETTA in territories outside of the United States, which may limit its market potential. In situations where we enter into a development and commercial collaboration arrangement for a product candidate, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaboration arrangement for such product candidate. If any of our product candidates, in addition to ZILRETTA, receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to otherwise unlicensed or unaddressed territories outside of the United States. There are a limited number of potential partners, and we expect to face competition in seeking appropriate partners. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on acceptable terms, or at all, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell ZILRETTA and any other future approved products, if any, in all of the territories outside of the United States where it may otherwise be valuable to do so.

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

(*) We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability.

The use of our product candidates in clinical trials and the sale of ZILRETTA and any other products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, or others coming into contact with our products or product candidates. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We may also be subject to or affected by foreign laws and regulation, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about employees, patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the GDPR, which introduced strict requirements for processing personal data. The GDPR is likely to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of the annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, it has and will continue to require significant effort and expense to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR may change periodically or may be modified by European Union, or EU, national law, and could have an effect on our business operations if compliance becomes substantially costlier than under current requirements. It is possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Flexion Therapeutics, Inc.

Date: May 8, 2019	By:	/s/ Michael D. Clayman
Michael D. Clayman
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ David Arkowitz
David Arkowitz
Chief Financial Officer
(Principal Accounting and Financial Officer)