Form 10-Q
period 2019-06-30
Flexion Therapeutics Inc
filed 2019-08-06
CIK 1419600

iXBRL+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 1, 2019, the registrant had 38,106,641 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$45,701	$87,229
Marketable securities	125,811	171,555
Accounts receivable, net	22,589	13,121
Inventories	12,870	7,637
Prepaid expenses and other current assets	4,213	5,500
Total current assets	$211,184	$285,042
Property and equipment, net	9,753	10,710
Long-term investments	5,050	—
Right-of-use assets	6,493	—
Total assets	$232,480	$295,752
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,084	$12,340
Accrued expenses and other current liabilities	14,739	14,310
Operating lease liabilities	1,247	—
Current portion of long-term debt	—	9,967
Total current liabilities	$27,070	$36,617
Long-term operating lease liability, net	5,686	—
Long-term debt, net	8,956	3,640
2024 convertible notes, net	149,046	144,879
Other long-term liabilities	251	537
Total liabilities	$191,009	$185,673
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018 and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,106,641 and 37,946,341 shares issued and outstanding, at June 30, 2019 and December 31, 2018, respectively	38	38
Additional paid-in capital	638,054	628,944
Accumulated other comprehensive income (loss)	230	(77)
Accumulated deficit	(596,851)	(518,826)
Total stockholders' equity	41,471	110,079
Total liabilities and stockholders' equity	$232,480	$295,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Product revenue, net	$16,953	$3,797	$27,517	$5,991
Operating expenses
Cost of sales	1,398	946	3,160	3,644
Research and development	16,125	13,094	31,550	24,645
Selling, general and administrative	33,103	31,036	65,325	57,935
Total operating expenses	50,626	45,076	100,035	86,224
Loss from operations	(33,673)	(41,279)	(72,518)	(80,233)
Other (expense) income
Interest income	831	1,254	1,842	2,415
Interest expense	(3,949)	(3,926)	(7,885)	(7,845)
Other income	304	76	536	219
Total other (expense) income	(2,814)	(2,596)	(5,507)	(5,211)
Net loss	$(36,487)	$(43,875)	$(78,025)	$(85,444)
Net loss per common share, basic and diluted	$(0.96)	$(1.16)	$(2.05)	$(2.27)
Weighted average common shares outstanding, basic and diluted	38,010	37,697	38,001	37,659
Other comprehensive income:
Unrealized gains from available-for-sale securities, net of tax of $0	125	266	307	97
Total other comprehensive income	125	266	307	97
Comprehensive loss	$(36,362)	$(43,609)	$(77,718)	$(85,347)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited in thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2018	37,946	$38	$628,944	$(77)	$(518,826)	$110,079
Issuance of common stock for equity awards	47		—			—
Stock-based compensation expense			3,853			3,853
Net loss					(41,538)	(41,538)
Other comprehensive income				182		182
Balance at March 31, 2019	37,993	$38	$632,797	$105	$(560,364)	$72,576
Issuance of common stock for equity awards	8		—			—
Employee stock purchase plan	106		1,040			1,040
Stock-based compensation expense			4,217			4,217
Net loss					(36,487)	(36,487)
Other comprehensive income				125		125
Balance at June 30, 2019	38,107	$38	$638,054	$230	$(596,851)	$41,471

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2017	37,611	$38	$609,810	$(407)	$(349,167)	$260,274
Issuance of common stock for equity awards	22	—	414			414
Stock-based compensation expense			3,657			3,657
Net loss					(41,569)	(41,569)
Other comprehensive loss				(169)		(169)
Balance at March 31, 2018	37,633	$38	$613,881	$(576)	$(390,736)	$222,607
Issuance of common stock for equity awards	122	—	1,396			1,396
Employee stock purchase plan	53		1,129			1,129
Stock-based compensation expense			3,984			3,984
Net loss					(43,875)	(43,875)
Other comprehensive income				266		266
Balance at June 30, 2018	37,808	$38	$620,390	$(310)	$(434,611)	$185,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(78,025)	$(85,444)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	435	1,069
Amortization of right-of-use assets	553	—
Stock-based compensation expense	8,070	7,641
Accretion of discount on marketable securities	(836)	(461)
Amortization of debt discount and debt issuance costs	4,184	3,811
Premium paid on securities purchased	(26)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(9,468)	(4,650)
Inventory	(4,512)	(1,505)
Prepaid expenses, other current and long-term assets	1,287	429
Accounts payable	(271)	(629)
Accrued expenses and other current liabilities	787	(2,283)
Lease liabilities and other long-term liabilities	(541)	—
Net cash used in operating activities	(78,363)	(82,026)
Cash flows from investing activities
Purchases of property and equipment	(1,068)	(561)
Purchases of marketable securities	(96,198)	(65,215)
Sale and redemption of marketable securities	138,061	196,072
Net cash provided by investing activities	40,795	130,296
Cash flows from financing activities
Payments on notes payable	(5,000)	(5,000)
Proceeds from the exercise of stock options	—	1,777
Proceeds from employee stock purchase plan	1,040	1,129
Net cash used in by financing activities	(3,960)	(2,094)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(41,528)	46,176
Cash, cash equivalents, and restricted cash at beginning of period	87,229	128,389
Cash, cash equivalents, and restricted cash at end of period	$45,701	$174,565
Non-cash investing and financing activities
Right-of-use asset obtained in exchange for operating lease obligation	$7,046	—
Purchases of property and equipment in accounts payable and accrued expenses	—	79
Supplemental disclosures of cash flow information
Cash paid for interest	3,699	4,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Overview and Nature of the Business

Flexion Therapeutics, Inc. (“Flexion” or the “Company”) was incorporated under the laws of the state of Delaware on November 5, 2007. Flexion is a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, or OA, a type of degenerative arthritis. The Company has an approved product, ZILRETTA®, which it markets in the United States.  ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA knee pain. ZILRETTA is a non-opioid therapy that employs Flexion’s proprietary microsphere technology to provide pain relief. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA met the primary endpoint of pain reduction at Week 12, with statistically significant pain relief extending through Week 16. The Company also has an additional pipeline program, FX201, which is a gene-therapy product candidate in preclinical development for OA knee pain.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (“GAAP”) for consolidated financial information including the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019.

The information presented in the condensed consolidated financial statements and related notes as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, is unaudited.  The December 31, 2018 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any future period.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of June 30, 2019, the Company had cash, cash equivalents, marketable securities, and long-term investments of approximately $176.6 million. Management believes that current cash, cash equivalents, marketable securities, and long-term investments on hand at June 30, 2019 should be sufficient to fund operations for at least the next twelve months from the issuance date of these financial statements. The future viability of the Company is dependent on its ability to fund its operations through sales of ZILRETTA, and/or raise additional capital, such as through debt or equity offerings, as needed. This funding is necessary for the Company to support the commercialization of ZILRETTA and to perform the research and development activities required to develop the Company’s other product candidates in order to generate future revenue streams. The Company may not be able to obtain financing on acceptable terms, or at all. If the Company is unable to obtain funding on a timely basis, the Company may need to curtail its operations, including the commercialization of ZILRETTA and research and development activities, which could adversely affect its prospects.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and liabilities, including operating leases, on the balance sheet and disclosing key information about leasing arrangements. The Company adopted ASU 2016-02 on January 1, 2019 using the “Comparatives under 840” approach, which was approved by the FASB in July 2018 as part of ASU 2018-11. Under this method, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 are presented applying the new requirements under ASC 842, while the condensed consolidated financial statements as of December 31, 2018 and for the three and six months ended June 30, 2018 are presented under ASC 840. The required disclosures are presented under ASC 842 for the current year and ASC 840 for the prior year.

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

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Therapeutics Securities Corporation. The Company has eliminated all intercompany transactions for the three and six months ended June 30, 2019 and 2018 and the year ended December 31, 2018.

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

Product Revenue, Net— The Company primarily sells ZILRETTA to specialty distributors and a specialty pharmacy, who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. In addition to its agreements with customers, the Company enters into arrangements with government payers that provide for government mandated rebates and chargebacks with respect to the purchase of ZILRETTA.

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

Trade Discounts and Allowances— The Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through June 30, 2019, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.

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

Chargebacks— Chargebacks for fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified VA hospitals and 340b entities at prices lower than the list prices charged to customers who directly purchase the product from the Company. The 340b Drug Discount Program is a U.S. federal government program created in 1992 that requires drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at significantly reduced prices.  Customers charge the Company for the difference between what they pay for the product and the statutory selling price to the qualified government entity. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and trade receivables, net. Chargeback amounts are generally determined at the time of resale to the qualified government healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2019 and 2018:

(In thousands)	Trade Discounts, Allowances and Government Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2018	$601	$491	$125	$1,217
Provision related to sales in the current quarter	741	24	57	822
Credits and payments made	(332)	(36)	(33)	(401)
Balance as of March 31, 2019	1,010	479	149	1,638
Provision related to sales in the current quarter	1,196	121	92	1,409
Credits and payments made	(1,157)	(65)	(6)	(1,228)
Balance as of June 30, 2019	$1,049	$535	$235	$1,819

Balance as of December 31, 2017	$60	$15	$2	$77
Provision related to sales in the current quarter	186	49	12	247
Credits and payments made	(94)	—	—	(94)
Balance as of March 31, 2018	152	64	14	230
Provision related to sales in the current quarter	300	84	22	406
Credits and payments made	(214)	—	—	(214)
Balance as of June 30, 2018	$238	$148	$36	$422

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2019 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$21,581	$—	$21,581
Marketable securities	—	130,861	—	130,861
	$—	$152,442	$—	$152,442

	Fair Value Measurements as of December 31, 2018 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$57,739	$—	$57,739
Marketable securities	—	171,555	—	171,555
	$—	$229,294	$—	$229,294

As of June 30, 2019 and December 31, 2018 the Company’s cash equivalents that are invested in money market funds and overnight repurchase contracts are valued based on Level 2 inputs. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. Amortization and accretion of discounts and premiums are recorded in other income.

The Company has a term loan outstanding under its 2015 credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank (the “2015 term loan”).  The amount outstanding on its 2015 term loan is reported at its carrying value in the accompanying balance sheet. The Company determined the fair value of the 2015 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2015 term loan was valued using Level 2 inputs as of June 30, 2019 and December 31, 2018. The result of the calculation yielded a fair value that approximates its carrying value.

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

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading.  The market for trading of the 2024 Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.  The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $173.1 million at June 30, 2019.

4. Marketable Securities

As of June 30, 2019 and December 31, 2018 the fair value of available-for-sale marketable securities by type of security was as follows:

	June 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$1,996			$1,996
U.S. government obligations	64,727	80		64,807
Corporate bonds	63,908	150		64,058
	$130,631	$230	$—	$130,861

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$36,723	$—	$—	$36,723
U.S. government obligations	39,910	—	(12)	39,898
Corporate bonds	94,999	20	(85)	94,934
	$171,632	$20	$(97)	$171,555

As of June 30, 2019 and December 31, 2018, marketable securities consisted of approximately $125.8 and $171.6 million, respectively, of investments that mature within twelve months. As of June 30, 2019, long-term investments consisted of approximately $5.1 million of investments that mature after one year but within two years from the balance sheet date. There were no investments with maturities greater than twelve months as of December 31, 2018.

5.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Prepaid expenses	$3,592	$4,717
Deposits	61	66
Interest receivable on marketable securities	560	717
Total prepaid expenses and other current assets	$4,213	$5,500

6. Inventory

Inventory consisted of the following as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Raw materials	$2,541	$2,367
Work in process	6,625	3,553
Finished goods	3,704	1,717
Total inventories	$12,870	$7,637

Finished goods manufactured by the Company have a shelf life of approximately 24 months from the date of manufacture.

The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. As of June 30, 2019, the Company determined that no write-downs to inventory for potentially excess, dated or obsolete inventory were required.

7. Property and Equipment, Net

Property and equipment, net, as of June 30, 2019 and December 31, 2018 consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Computer and office equipment	$1,133	$1,133
Manufacturing equipment	12,147	12,000
Furniture and fixtures	609	604
Software	455	434
Leasehold improvements	815	815
Construction in progress	1,442	1,416
	16,601	16,402
Less: Accumulated depreciation	(6,848)	(5,692)
Total property and equipment, net	$9,753	$10,710

Depreciation expense for the three and six months ended June 30, 2019 was approximately $0.2 million and $0.4 million, respectively, compared to $0.6 million and $1.1 million, respectively, for the same periods in the prior year. No property and equipment was disposed of during the six months ended June 30, 2019. As of June 30, 2019, construction in progress consists of equipment purchases related to the expansion of the Company’s manufacturing capabilities at its contract manufacturer, Patheon U.K. Limited.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Research and development	$1,469	$1,216
Payroll and other employee-related expenses	6,870	8,207
Professional services fees	4,114	2,544
Interest expense	1,167	1,195
Product revenue reserves	770	616
Accrual for employee stock purchase plan	147	251
Other	202	281
Total accrued expenses and other current liabilities	$14,739	$14,310

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

The credit and security agreement also contains certain representations, warranties, and covenants of the Company as well as a material adverse event clause. As of June 30, 2019, the Company was compliant with all covenants.

Borrowings under the credit facility accrue interest monthly at a fixed interest rate of 6.25% per annum. Following an interest-only period of 19 months, principal is due in 36 equal monthly installments commencing March 1, 2017 and ending February 1, 2020 (the “maturity date”). Upon the maturity date, the Company will be obligated to pay a final payment equal to 9% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the straight-line method, which approximates the effective interest method. As of June 30, 2019, the carrying value of the term loan was approximately $8.9 million, all of which is due within 12 months. Due to the August 2, 2019 refinancing discussed in Note 13, the carrying value of the term loan has been presented as long-term debt in the Company’s condensed consolidated balance sheet as of June 30, 2019.

In connection with the credit and security agreement, the Company incurred debt issuance costs totaling approximately $150,000. These costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method.  The Company deducted the debt issuance costs from the carrying amount of the debt as of June 30, 2019 and December 31, 2018.

As of June 30, 2019, annual principal and interest payments due under the 2015 term loan were as follows:

Year	Aggregate Minimum Payments (in thousands)
2019	5,146
2020	4,383
Total	$9,529
Less interest	(181)
Less unamortized portion of final payment	(392)
Total	$8,956

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

Debt discount and issuance costs of $68.9 million are being amortized to interest expense over the life of the 2024 Convertible Notes using the effective interest rate method. As of June 30, 2019, the stated interest rate was 3.375%, and the effective interest rate was 9.71%. Interest expense related to the 2024 Convertible Notes for the three and six months ended June 30, 2019 was $3.7 million and $7.3 million, respectively, including $2.0 million and $3.9 million, respectively, related to amortization of the debt discount.

The table below summarizes the carrying value of the 2024 Convertible Notes as of June 30, 2019:

(in thousands)
Gross proceeds	$201,250
Portion of proceeds allocated to equity component (additional paid-in capital)	(64,541)
Debt issuance costs	(6,470)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,075
Amortization of debt discount and debt issuance costs	16,732
Carrying value 2024 Convertible Notes	$149,046

10. Stock-Based Compensation

Stock Option Valuation

The fair value of each of the Company’s stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The Company currently estimates its expected stock volatility based on the historical volatility of its publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly-traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk-free interest rates	1.89 - 2.41%	2.67 - 2.93%	1.89 - 2.67%	2.67 - 2.93%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	68.6 - 68.9%	69.8 - 70.4%	68.6 - 69.5%	69.8 - 71.5%

The following table summarizes stock option activity for the six months ended June 30, 2019:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2018	4,435	$19.21
Granted	825	13.87
Exercised	—	7.15
Cancelled	(288)	20.91
Outstanding as of June 30, 2019	4,972	$18.23
Options vested and expected to vest at June 30, 2019	4,972	$18.23
Options exercisable at June 30, 2019	2,911	$18.03

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. Options to purchase a total of approximately 118 shares of the Company’s common stock, with an aggregate intrinsic value of approximately $622, were exercised during the six months ended June 30, 2019.

At June 30, 2019 and 2018, there were options for the purchase of approximately 4,972,362 and 4,534,000 shares of the Company’s common stock outstanding, respectively, with a weighted average remaining contractual term of 7.2 years and 8.0 years, respectively, and with a weighted average exercise price of $18.23 and $19.13 per share, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2019 and 2018 was $8.78 and $15.35 per share, respectively.

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

During the six months ended June 30, 2019, the Company awarded 804,381 RSUs to employees at an average grant date fair value of $14.64 per share. The RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee’s continued employment with, or services to, the Company on each vesting date. Compensation expense is recognized on a straight-line basis.

The following table summarizes the RSU activity for the six months ended June 30, 2019:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2018	252	$22.25
Granted	804	14.64
Vested/Released	(54)	22.96
Cancelled	(87)	16.11
Nonvested Balance as of June 30, 2019	915	$16.11

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs and shares purchased under the Employee Stock Purchase Plan for the three and six months ended June 30, 2019 and 2018 as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2019	2018	2019	2018
Research and development	$1,385	$1,137	$2,541	$2,287
Selling, general and administrative	2,832	2,847	5,529	5,354
Total	$4,217	$3,984	$8,070	$7,641

As of June 30, 2019, unrecognized stock-based compensation expense for stock options outstanding was approximately $23.0 million which is expected to be recognized over a weighted average period of 2.4 years. As of June 30, 2019, unrecognized stock-based compensation expense for RSUs outstanding was $12.9 million which is expected to be recognized over a period of 3.3 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net loss	$(36,487)	$(43,875)	$(78,025)	$(85,444)
Net loss:	$(36,487)	$(43,875)	$(78,025)	$(85,444)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,010	37,697	38,001	37,659
Net loss per share, basic and diluted	$(0.96)	$(1.16)	$(2.05)	$(2.27)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Shares issuable upon conversion of the 2024 Convertible Notes	7,515	7,515	7,515	7,515
Stock options	5,104	4,467	4,938	4,366
Restricted stock units	963	291	718	255
Total	13,582	12,273	13,171	12,136

12. Commitments and Contingencies

Operating Leases

Burlington Lease

The Company leases approximately 36,500 square feet of office space in Burlington, Massachusetts under a lease that began in May 2013 and was originally scheduled to expire on October 31, 2023 (the “Lease”). Upon adoption of ASU 2016-02, the Company recorded a right-of-use asset and corresponding lease liability for the Lease on January 1, 2019, by calculating the present value of lease payments, discounted at 8.9%, the Company’s estimated incremental borrowing rate, over the 4.8-year remaining term.

In June 2019, the Company amended the Lease to add approximately 5,330 square feet of additional office space and extend the term of the Lease through April 30, 2025. As a result of the amendment, the total rentable floor area under the Lease is 41,873 square feet. Starting in August 2019, the Company’s minimum monthly lease payment is approximately $108,000. which increases over the term of the amended Lease. In addition to the base rent for the office space, the Company is responsible for its share of operating expenses and real estate taxes. The lease commencement date for the additional space, which represents the date the Company first had access to the space, is July 1, 2019. The Company will therefore account for the lease modification as of that date, and no additional lease liability or right-of-use asset was recorded on the balance sheet as of June 30, 2019.

The straight-line lease cost for the Lease amounted to $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively, and was included in operating expenses. As of June 30, 2019, the remaining lease term on the Lease was 5.8 years, which gives effect to the 18-month extension resulting from the amendment signed in June 2019.

Woburn Lease

In February 2017, the Company entered into a five-year lease for laboratory space located in Woburn, Massachusetts with a monthly lease payment of approximately $15,000, which increases over the term of the lease, plus a share of operating expenses.

Upon adoption of ASU 2016-02, the Company recorded a right-of-use asset and corresponding lease liability for the Lease on January 1, 2019, by calculating the present value of lease payments, discounted at 8.4%, the Company’s estimated incremental borrowing rate, over the 3.2-year remaining term.  The Woburn lease includes an option to extend the term of the lease for two years. Since the Company adopted ASU 2016-02 using the Comparatives under 840 approach, it did not reassess the determination of its operating leases as leases, and therefore no options to extend the lease were included in the calculation of the lease liability as of June 30, 2019. The straight-line lease cost for the Woburn lease amounted to $46 thousand and $92 thousand for the three and six months ended June 30, 2019, respectively, and was included in operating expenses. As of June 30, 2019, the remaining lease term on the Woburn lease was 2.7 years.

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

In June 2019, the Company and Patheon amended the Manufacturing Agreement and the Technical Transfer Agreement. The amendment primarily modifies the compensation structure, which is comprised of base fees and per product fees the Company pays to Patheon and does not result in any additional rights of use. The Company accounted for the amendment as a lease modification that is not a separate contract from the original lease. As part of the modification, the Company reassessed whether the contract is or contains a lease and determined that there is an operating lease component for the use of dedicated manufacturing suites. The remainder of the consideration is allocated to the service component. The Company also reassessed the lease liability by calculating the present value of the remaining lease payments as of the modification date, discounted at 6.1%. The modification resulted in an increase to each of the lease liability and right of use asset of $0.5 million.

As of June 30, 2019, the remaining lease term on the Patheon lease was 8.3 years. The straight-line lease cost amounted to $48 thousand and $93 thousand for the three and six months ended June 30, 2019, respectively, and is included in inventory as part of manufacturing overhead.

The components of lease expense and related cash flows were as follows:

(In thousands)	For the three months ended June 30,		For the six months ended June 30,
Operating lease cost	2019	2018	2019	2018
Operating lease cost included in operating expenses	$369	$—	$738	$—
Operating lease cost included in inventory	48	—	93	—
Total operating lease cost	417	—	831	—

Operating cash flows from operating leases	590	—	1,094	116

Maturities of lease liability due under these lease agreements as of June 30, 2019 were as follows:

Year	Operating Lease Obligations (in thousands)
2019	$872
2020	1,781
2021	1,823
2022	1,664
2023	1,420
Thereafter	832
Present value of imputed interest	(1,701)
Total	$6,691

As of December 31, 2018, future minimum lease payments under the Company’s lease obligations under ASC 840 were as follows:

Year	Aggregate Minimum Payments (in thousands)
2019	1,491
2020	1,533
2021	1,576
2022	1,447
2023	1,203
Total	$7,250

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

FX201 Related Agreements

In December 2017, the Company entered into a definitive agreement with GeneQuine Biotherapeutics GmbH (“GeneQuine”) to acquire the global rights to FX201. As part of the asset purchase transaction with GeneQuine, the Company made an upfront payment to GeneQuine of $2 million.  The Company may also be required to make additional milestone payments during the development of FX201, including up to $8.7 million through Phase 2 proof of concept (PoC) clinical trial and, following successful PoC, up to an additional $54 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired, and recognized as research and development expense in December 2017 as the FX201 product candidate had not been commercially approved, and had no alternative future use. Future milestone payments earned prior to regulatory approval of FX201 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned upon regulatory approval would be recognized as an intangible asset and amortized to expense over the estimated life of FX201. The first milestone of $750,000 was achieved on October 24, 2018 when the GLP toxicology study was initiated upon the dosing of the first animals. This milestone was recognized as research and development expense in the fourth quarter of 2018.  As of June 30, 2019, no other milestones under the arrangement have been achieved. As part of the transaction, the Company became the direct licensee of certain underlying Baylor College of Medicine (Baylor) patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires the Company to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, the Company also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of preclinical and initial clinical supplies of FX201.

13. Subsequent Events

On August 2, 2019, the Company entered into an amended and restated credit and security agreement (the “Amended and Restated Credit and Security Agreement”) with Silicon Valley Bank as agent, MidCap Financial Trust, Flexpoint MCLS Holdings, LLC, and the other lenders from time to time party thereto (collectively, the “Lenders”), providing for a term loan of $40.0 million and a revolving credit facility of up to $20.0 million, both of which mature on January 1, 2024 (the “Maturity Date”). The Company concurrently borrowed the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on its existing term loan with Silicon Valley Bank and MidCap Financial Funding XIII Trust.

The applicable interest rate under the Amended and Restated Credit and Security Agreement is (a) with respect to the term loan, the greater of (i) the prime rate published by the Wall Street Journal plus 1.50% or (ii) 6.50%, and (b) with respect to the revolving loan is the greater of (i) the prime rate published by the Wall Street Journal or (ii) 5.50%.

The Company granted the Lenders a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed under the Amended and Restated Credit and Security Agreement. The Company also agreed not to encumber any of its intellectual property without the Lenders’ prior written consent.

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

Forward-Looking Statements

This discussion and analysis contains “forward-looking statements” that is statements related to future, not past, events – as defined in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act that reflect our current expectations regarding future development activities, results of operations, financial condition, cash flow, performance and business prospects, and opportunities, as well as assumptions made by and information currently available to our management. Forward-looking statements, include any statement that does not directly relate to a current historical fact. We have tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, a type of degenerative arthritis, referred to as OA.

On October 6, 2017, the U.S. Food and Drug Administration, or FDA, approved our product, ZILRETTA, for marketing in the United States. ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA related knee pain. ZILRETTA is a non-opioid therapy that employs our proprietary microsphere technology to provide pain relief. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA met the primary endpoint of pain reduction at Week 12, with statistically significant pain relief extending through Week 16. We also have a pipeline program, (FX201), which is a gene therapy product candidate in development for OA.

We were incorporated in Delaware in November 2007, and to date, we have devoted substantially all of our resources to developing our product candidates, including conducting clinical trials with our product candidates, preparing for and undertaking the commercialization of ZILRETTA, providing general and administrative support for these operations and protecting our intellectual property. From our inception through June 30, 2019, we have raised approximately $756 million and funded our operations primarily through the sale of our common stock, convertible preferred stock, and convertible debt, as well as debt financing. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

ZILRETTA® Updates

ZILRETTA combines a commonly administered steroid, triamcinolone acetonide, or TA, with poly lactic-co-glycolic acid, referred to as PLGA, delivering a 32 mg dose of TA to provide extended therapeutic concentrations in the joint and persistent analgesic effect. Both the magnitude and duration of pain relief provided by ZILRETTA in clinical trials were clinically meaningful with the magnitude of pain relief amongst the largest seen to date in OA clinical trials. The overall frequency of treatment-related adverse events (AEs) in these trials was similar to those observed with placebo and no drug-related serious AEs were reported.

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

We closely track and provide quarterly updates on several quantitative uptake metrics to provide perspective on the progress of the ZILRETTA launch. Since the launch in November 2017 through June 30, 2019:

•	2,733 of our approximately 4,400 target accounts had purchased ZILRETTA. This reflects growth of 22% over the period from launch through March 31, 2019 when 2,247 accounts had purchased product.
•	73% of purchasing accounts (2,004) had placed at least one reorder.

•	More than 460 accounts had made ZILRETTA purchases of more than 50 units; nearly 850 accounts had purchased 11 to 50 units; and roughly 1,425 accounts had purchased between 1 and 10 units.
•	Accounts purchasing more than 50 ZILRETTA units were responsible for 70% of total ZILRETTA purchases (approximately 62,890 units).

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

In May, we reported that we paused enrollment in the Phase 3 trial of ZILRETTA in hip OA pain due to a non-safety related issue which resulted in the inability to deliver a full dose in a small number of trial participants. Our team has developed a strong working hypothesis of the root cause and we are testing those assumptions in the clinic. Pending successful results, we aim to resume trial enrollment in the fourth quarter of this year.

Regarding other ZILRETTA line extension activities, we plan to conduct a Phase 2 clinical trial to investigate the safety and efficacy of ZILRETTA in the treatment of shoulder OA pain as well as adhesive capsulitis, also known as “frozen shoulder.” We remain on track to initiate this trial before the end of 2019.

In May, findings from a pooled analysis of data from three Phase 2/3 randomized clinical trials on the use of rescue medications with ZILRETTA were published in the peer-reviewed journal, Pain and Therapy. The analysis showed that the overall number of rescue medication tablets used per day through Week 24 was significantly less for ZILRETTA compared to both saline-placebo (LSM difference, −0.43) and immediate-release triamcinolone acetonide crystalline suspension (–0.24). The safety profile of ZILRETTA in this pooled analysis was consistent with that of the pivotal Phase 3 trial.

In July, new findings from a post-hoc subgroup analysis of the open-label Phase 3b repeat administration trial of ZILRETTA in patients with knee OA were presented at the American Orthopaedic Society Sports Medicine. An exploratory analysis evaluating the efficacy of initial and repeat administration of ZILRETTA in patients with symptomatic knee OA ranging in radiographic severity from Kellgren-Lawrence (KL) Grades 2 to 4 indicated that ZILRETTA consistently reduced OA knee pain for at least 12 weeks after each injection, regardless of KL Grade. The analysis looked at 179 patients with OA knee pain who received two injections of ZILRETTA, 56 (31.3%) of whom had KL Grade 2, 68 (38.0%) had KL Grade 3, and 55 (30.7%) had KL Grade 4. Key findings from the analysis include:

•	Median times to second injection were 16.1 weeks for KL Grade 2, 16.9 weeks for KL Grade 3, and 17.1 weeks for KL Grade 4;
•

Prior to injection, >77% of KL Grade 4 patients reported moderate to severe pain, and following initial and repeat ZILRETTA injections 92.5% and 82.4% of these patients, respectively, reported no to mild pain at the earliest timepoint measured (Week 4);

•	63.0% and 60.0% of KL Grade 4 patients reported no to mild pain at Week 12 following initial and repeat ZILRETTA injections, respectively;
•	ZILRETTA appeared to reliably reduce knee OA pain with similar improvements observed after each injection across all KL Grade subgroups; and
•	The incidence of treatment emergent AEs were similar across all KL Grades and the most commonly reported AEs were consistent with those reported in previous clinical studies of ZILRETTA.

Pipeline Updates

FX201 – Locally Administered Gene Therapy for the Treatment of OA

FX201 is our novel, preclinical stage, IA gene therapy product candidate which is designed to produce human interleukin-1 receptor antagonist (IL-1Ra) whenever inflammation is present within the joint. Based on the promising preclinical data generated to date, a single injection of FX201 could potentially enable expression of IL-1Ra in an osteoarthritic joint for at least a year. By controlling chronic inflammation for extended periods of time, we believe FX201 holds the potential to both reduce OA pain and potentially modify disease. We acquired the rights to FX201 via a definitive agreement with GeneQuine Biotherapeutics GmbH, or GeneQuine, and have an exclusive license to the underlying intellectual property rights for human use of FX201 from Baylor College of Medicine in Houston, Texas. In June, the U.S. Patent and Trademark Office (USPTO) issued patent number 10,301,647, which covers the composition of matter and method of use of FX201 in the treatment of OA with a term through January of 2033.

In the second quarter, we continued to advance FX201 towards first-in-human testing. Good Manufacturing Practice (GMP) manufacturing of clinical trial material and IND-enabling nonclinical studies are now complete. The nonclinical program, including Good Laboratory Practice (GLP) toxicology, biodistribution, and pharmacology studies, has established a potentially safe and efficacious starting dose for initial clinical testing.  In addition, efficacy, in terms of both symptomatic and structural effects, has been demonstrated across multiple animal species.  We remain on track to file an Investigational New Drug (IND) application and initiate clinical studies by the end of the year.

Amended and Restated Credit Agreement

On August 2, 2019, we entered into the Amended and Restated Credit and Security Agreement with Silicon Valley Bank as agent, MidCap Financial Trust, Flexpoint MCLS Holdings, LLC, and the other lenders from time to time party thereto (collectively, the Lenders), providing for a term loan of $40.0 million and a revolving credit facility of up to $20.0 million, both of which mature on January 1, 2024. We concurrently borrowed the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on our existing term loan with Silicon Valley Bank and MidCap Funding XIII Trust.  The revolving credit facility will be available to us beginning January 1, 2020, subject to certain conditions imposed by the Lenders, including an initial borrowing limitation of up to $10.0 million until the Lenders complete an audit of certain collateral accounts.  The Amended and Restated Credit and Security Agreement also contains a minimum revenue covenant that will be in effect at any time our liquidity (defined as cash and cash equivalents held with Silicon Valley Bank) is below $80.0 million.  If the revenue covenant becomes applicable and we fail to comply with it, the amounts due under the Amended and Restated Credit and Security Agreement could be declared immediately due and payable.

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

Research and Development Expenses

Our research and development activities include: preclinical studies, clinical trials, and chemistry, manufacturing, and controls, or CMC, activities. Our research and development expenses consist primarily of:

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

Our research and development expenses are expected to increase in the foreseeable future. Specifically, our costs will increase as we conduct additional clinical trials for ZILRETTA and conduct further developmental activities for our pipeline.

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

Interest expense. Interest expense consists of contractual interest on our 2024 Convertible Notes, which accrue interest at a rate of 3.375% per annum, payable semi-annually, and our 2015 term loan facility, which accrued interest at a fixed rate of 6.25% per annum until it was replaced with the Amended and Restated Credit and Security Agreement in August 2019. Also included in interest expense is the amortization of the final payment on the term loan and the debt discount related to the convertible notes, which is being amortized to interest expense using the effective interest method over the expected life of the debt.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following tables summarize our results of operations for the three and six months ended June 30, 2019:

	Three Months Ended June 30,
(In thousands)	2019	2018	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$16,953	$3,797	$13,156	346.5%
Operating expenses:
Cost of sales	1,398	946	452	47.8%
Research and development	16,125	13,094	3,031	23.1%
Selling, general and administrative	33,103	31,036	2,067	6.7%
Total operating expenses	50,626	45,076	5,550	12.3%
Loss from operations	(33,673)	(41,279)	7,606	(18.4)%
Other (expense) income:
Interest income	831	1,254	(423)	(33.7)%
Interest expense	(3,949)	(3,926)	(23)	0.6%
Other income	304	76	228	300.0%
Total other (expense) income	(2,814)	(2,596)	(218)	8.4%
Net loss	$(36,487)	$(43,875)	$7,388	(16.8)%

	Six Months Ended June 30,
(In thousands)	2019	2018	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$27,517	$5,991	$21,526	359.3%
Operating expenses:
Cost of sales	3,160	3,644	(484)	(13.3)%
Research and development	31,550	24,645	6,905	28.0%
Selling, general and administrative	65,325	57,935	7,390	12.8%
Total operating expenses	100,035	86,224	13,811	16.0%
Loss from operations	(72,518)	(80,233)	7,715	(9.6)%
Other (expense) income:
Interest income	1,842	2,415	(573)	(23.7)%
Interest expense	(7,885)	(7,845)	(40)	0.5%
Other income	536	219	317	144.7%
Total other (expense) income	(5,507)	(5,211)	(296)	5.7%
Net loss	$(78,025)	$(85,444)	$7,419	(8.7)%

Product Revenue

We began commercially selling ZILRETTA within the United States in October 2017, following FDA approval on October 6, 2017. Net product revenue for the three months ended June 30, 2019 and 2018 was $17.0 million and $3.8 million, respectively. For the six months ended June 30, 2019 and 2018, we recorded net product revenue of $27.5 million and $6.0 million, respectively. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Cost of Sales

Cost of sales was $1.4 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019, cost of sales consisted of $1.4 million related to the actual cost of units sold.

Cost of sales was $3.2 million and $3.6 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, cost of sales consisted of $2.7 million related to the actual cost of units sold, as well as $0.4 million of period costs and adjustments.

For the three and six months ended June 30, 2018, the majority of cost of sales related to unabsorbed manufacturing and overhead costs related to the operation of the facility at Patheon, as the majority of product sold during that period was previously charged to research and development expense prior to FDA approval of ZILRETTA and therefore is not included in cost of sales during the period.

Research and Development Expenses

	Three Months Ended June 30,
(In thousands)	2019	2018	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$5,017	$4,663	$354	7.6%
Portfolio expansion	1,986	763	1,223	160.3%
Other	911	675	236	35.0%
Total direct research and development expenses	7,914	6,101	1,813	29.7%
Personnel and other costs	8,211	6,993	1,218	17.4%
Total research and development expenses	$16,125	$13,094	$3,031	23.1%

	Six Months Ended June 30,
(In thousands)	2019	2018	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$10,307	$8,733	$1,574	18.0%
Portfolio expansion	3,634	1,524	2,110	138.5%
Other	1,500	1,002	498	49.7%
Total direct research and development expenses	15,441	11,259	4,182	37.1%
Personnel and other costs	16,109	13,386	2,723	20.3%
Total research and development expenses	$31,550	$24,645	$6,905	28.0%

Research and development expenses were $16.1 million and $13.1 million for the three months ended June 30, 2019 and 2018, respectively. The increase in research and development expenses of $3.0 million was primarily due to an increase of $1.2 million in salary and other employee-related costs for additional headcount and stock-based compensation expense, as well as a $1.5 million increase in expenses related to our portfolio expansion and other program costs, primarily related to the completion of toxicology studies on our gene therapy product candidate, FX201, as well as ongoing manufacturing and testing of GMP batches to start clinical testing, and an increase of $0.4 million in development expenses for ZILRETTA.

Research and development expenses were $31.6 million and $24.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in research and development expenses of $6.9 million was primarily due to an increase of $2.7 million in salary and other employee-related costs for additional headcount and stock-based compensation expense, as well as a $2.6 million increase in preclinical expenses related to our portfolio expansion and other program costs, and an increase of $1.6 million in development expenses for ZILRETTA, including CMC and clinical trial costs largely related to the hip OA Phase 3 registration trial initiated in December 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $33.1 million and $31.0 million for the three months ended June 30, 2019 and 2018, respectively. Selling expenses were $24.8 million and $22.7 million for the three months ended June 30, 2019 and 2018, respectively. The year-over-year increase in selling expenses of $2.1 million was primarily due to salary and other employee-related costs and external costs related to marketing and reimbursement support activities. General and administrative expenses were $8.3 million for both the three months ended June 30, 2019 and 2018.

Selling, general and administrative expenses were $65.3 million and $57.9 million for the six months ended June 30, 2019 and 2018, respectively. Selling expenses were $48.6 million and $40.8 million for the six months ended June 30, 2019 and 2018, respectively. The year-over-year increase in selling expenses of $7.8 million was primarily due to salary and other employee-related costs and external costs related to marketing and reimbursement support activities. General and administrative expenses were $16.7 million and $17.1 million for the six months ended June 30, 2019 and 2018, respectively, which represents a decrease of $0.4 million.

Other Income (Expense)

Interest income was $0.8 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively. Interest income was $1.8 million and $2.4 million for the six months ended June 30, 2019 and 2018. The decrease in interest income was primarily due to a decrease in the average investment balance.

Interest expense was $3.9 million both for the three months ended June 30, 2019 and 2018, respectively. Interest expense was $7.9 million and $7.8 million for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

For the six months ended June 30, 2019, we generated $27.5 million in net product revenue. We have incurred significant net losses in each year since our inception, including net losses of $169.7 million, $137.5 million, and $71.9 million, for fiscal years 2018, 2017, and 2016, respectively, and $78.0 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $596.9 million. We anticipate that we will continue to incur losses over the next few years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt and convertible debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through June 30, 2019, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and convertible debt, and through venture debt financing. From our inception through June 30, 2019, we had raised approximately $756 million from such transactions, including amounts from our initial and follow-on public offerings during 2014, 2016 and 2017, as well as our term loan facility entered into in 2015 and our 2024 Convertible Notes issuance in 2017. As of June 30, 2019, we had cash, cash equivalents, marketable securities, and long-term investments of $176.6 million.  Based on our current operating plan we anticipate that our existing cash, cash equivalents, marketable securities, and long-term investments will fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this report. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an objective of capital preservation.

On August 2, 2019, we entered into the Amended and Restated Credit and Security Agreement with Silicon Valley Bank, MidCap Financial Trust, Flexpoint MCLS Holdings, LLC, and the other Lenders, providing for a term loan of $40.0 million and a revolving credit facility of up to $20.0 million, both of which mature on January 1, 2024. We concurrently borrowed the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on our existing term loan with Silicon Valley Bank and MidCap Funding XIII Trust.  The revolving credit facility will be available to us beginning January 1, 2020, subject to certain conditions imposed by the Lenders, including an initial borrowing limitation of up to $10.0 million until the Lenders complete an audit of certain collateral accounts.  The Amended and Restated Credit and Security Agreement also contains a minimum revenue covenant that will be in effect at any time our liquidity (defined as cash and cash equivalents held with Silicon Valley Bank) is below $80.0 million.  If the revenue covenant becomes applicable and we fail to comply with it, the amounts due under the Amended and Restated Credit and Security Agreement could be declared immediately due and payable.

Term loan borrowings under the credit facility accrue interest monthly at a floating interest rate equal to the greater of the Prime Rate (as reported in the Wall Street Journal) plus 1.50% or 6.50% per annum.  Under the term loan credit facility, following an 18-month interest-only period, principal will be due in 36 equal monthly installments commencing February 1, 2021 and ending on the Maturity Date. We may prepay the term loan at any time by paying the outstanding principal balance, a final payment equal to 4.75% of the term loan amount, all accrued interest and a prepayment fee of 3% of the outstanding term loan amount if repaid in the first year, 2% of the outstanding term loan amount if repaid in the second year, and 1% of the outstanding term loan amount if repaid in the third year of the loan; no prepayment fee is required thereafter.

Borrowings under the revolving credit facility accrue interest monthly at a floating interest rate equal to the greater of the Prime Rate (as reported in the Wall Street Journal) or 5.50% per annum. The revolving credit facility is co-terminus with the term loan.  Beginning on January 1, 2020, if the interest payment on the revolving credit facility is less than the amount of interest that would have been payable had we borrowed 25% of the total commitment under the revolving credit facility, or the Revolving Commitment Amount, then we will be required to pay the difference; this “minimum interest” payment will take effect on January 1, 2020. We are also required to pay a facility fee in respect of the revolving credit facility equal to 1% of the Revolving Commitment Amount. We may retire the revolving credit facility early, at any time, by paying the outstanding principal balance, all accrued interest and a termination fee equal to 2% of the Revolving Commitment Amount if repaid in the first year, and 1% of the Revolving Commitment Amount if repaid in the second year; with no termination fee thereafter. Beginning on January 1, 2020, to the extent any portion of the Revolving Commitment Amount is undrawn, we will be required to pay an “unused line fee” equal to 0.25% per annum of the average unused portion of the Revolving Commitment Amount, calculated on a calendar year basis as an amount equal to the difference between (i) the Revolving Commitment Amount and (ii) the greater of (A) 25.0% of the Revolving Commitment Amount, and (B) the average for the period of the daily closing balance of the Revolving Commitment Amount outstanding.

The following table shows a summary of our cash flows for each of the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash flows used in operating activities	$(78,363)	$(82,026)
Cash flows provided by investing activities	40,795	130,296
Cash flows used in financing activities	(3,960)	(2,094)
Net (decrease) increase in cash and cash equivalents	$(41,528)	$46,176

Net Cash Used in Operating Activities

Operating activities used $78.4 million of cash in the six months ended June 30, 2019. The cash flow used in operating activities resulted primarily from our net loss for the period of $78.0 million and changes in our operating assets and liabilities of $12.7 million, offset by non-cash charges of $12.4 million. Changes in our operating assets and liabilities consisted primarily of a $9.5 million increase in accounts receivable, a $4.5 million increase in inventory and a $0.5 million decrease in lease liabilities and other long-term liabilities primarily due to principal lease payments, partially offset by a $1.3 million decrease in prepaid expenses and other current assets and an increase of $0.5 million in accounts payable and accrued expenses. Our non-cash charges consisted primarily of $8.1 million of stock-based compensation expense, $4.2 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, $0.6 million related to the amortization of right-of-use assets, and $0.4 million of depreciation, partially offset by $0.8 million of net accretion of discounts related to our investments.

Operating activities used $82.0 million of cash in the six months ended June 30, 2018. The cash flow used in operating activities resulted primarily from our net loss for the period of $85.4 million and changes in our operating assets and liabilities of $8.6 million, offset by non-cash charges of $12.1 million. Changes in our operating assets and liabilities consisted primarily of a $4.7 million increase in accounts receivable, a $1.5 million increase in inventory, and a decrease of $2.9 million in accounts payable and accrued expenses, partially offset by a $0.4 million decrease in prepaid expenses and other current assets. Our non-cash charges consisted primarily of $7.6 million of stock-based compensation expense, $3.8 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, and $1.1 million of depreciation and amortization, partially offset by $0.5 million of amortization and accretion related to our investments.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $40.8 million in the six months ended June 30, 2019. Net cash provided by investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $138.1 million, partially offset by cash used to purchase marketable securities of $96.2 million.  In addition, $1.1 million of cash was used for capital expenditures, including $0.2 million for lab equipment and $0.9 million for manufacturing equipment associated with the expansion of our manufacturing facilities at Patheon.

Net cash provided by investing activities was $130.3 million in the six months ended June 30, 2018. Net cash provided by investing activities consisted primarily of cash received from the redemption and sale of marketable securities of $196.1 million, partially offset by cash used to purchase marketable securities of $65.2 million. In addition, $0.6 million of cash was used for capital expenditures, including $0.2 million for lab equipment and $0.4 million for leasehold improvements related to an expansion of our Burlington, Massachusetts headquarters.

Net Cash Used in Financing Activities

Net cash used in financing activities was $4.0 million for the six months ended June 30, 2019. Net cash used in financing activities in the six months ended June 30, 2019 consisted primarily of $5.0 million related to the payment of principal on our 2015 term loan, partially offset by $1.0 million received from employee stock purchases through our employee stock purchase plan.

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

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2018, other than as described in Notes 12 and 13 to our unaudited consolidated financial statements included elsewhere in this report.

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

Investments

We do not believe that our cash, cash equivalents, marketable securities, and long-term investments have significant risk of default or illiquidity. While we believe our cash and investments are invested with the goal of capital preservation, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Convertible Notes

On May 2, 2017, we issued $201.3 million aggregate principal amount of 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.375% per year, payable semi-annually in arrears on May and November 1st of each year. The 2024 Convertible Notes will mature on May 1, 2024, unless repurchased or converted earlier. The 2024 Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election (subject to certain limitations in the 2015 term loan), at a conversion rate of approximately 37.3413 shares of common stock per $1,000 principal amount of the 2024 Convertible Notes, which corresponds to a conversion price of approximately $26.78 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $19.72 on May 2, 2017, the date the 2024 Convertible Notes offering was priced. As of May 2, 2017, the fair value of the 2024 Convertible Notes was $136.7 million. Our 2024 Convertible Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the 2024 Convertible Notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair value of our 2024 Convertible Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $173.1 million at June 30, 2019.

Foreign Currency Exchange

Most of our transactions are conducted in the U.S. dollar. We do have certain agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of June 30, 2019 we had $2.2 million in liabilities denominated in British Pounds. A hypothetical 10% change in foreign exchange rates would result in a $0.2 million change in the value of our liabilities. No other payables to vendors were denominated in currencies other than in U.S. dollars. As of June 30,

2019, we had $5.0 million in cash denominated in British Pounds. A hypothetical 10% change in foreign exchange rates would result in a $0.5 million change in the amount of cash denominated in British Pounds.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2019, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. To date, we have focused primarily on developing our commercialized product, ZILRETTA. Any additional product candidates we develop will require substantial development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $169.7 million, $137.5 million, and $71.9 million, for fiscal years 2018, 2017, and 2016, respectively, and $78.0 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $596.9 million. We expect to incur net losses over the next few years as we continue to invest in the commercialization of ZILRETTA and advance our development programs.

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

As of June 30, 2019, we had cash, cash equivalents, marketable securities, and long-term investments of approximately $176.6 million and working capital of $184.1 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities, and long-term investments will enable us to fund our operating expenses and capital requirements for at least the next 12 months from the issuance date of the financial statements included in this report. Regardless of our expectations as to how long our cash, cash equivalents, marketable securities, and long-term investments will fund our operations, changing circumstances may cause us to consume capital more rapidly than we currently anticipate.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. For example, although our amended and restated credit and security agreement with Silicon Valley Bank and MidCap Financial Trust provides for a $20.0 million revolving credit facility, we are not entitled to borrow under the facility until January 1, 2020, the facility will initially be limited to $10.0 million until the lenders complete an audit of certain collateral accounts, and we may otherwise be unable to satisfy the conditions to borrow under the facility if and when we desire to do so.  If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

On August 4, 2015, we entered into a credit and security agreement with MidCap Financial SBIC, LP, or MidCap, as administrative agent, and MidCap Funding XIII Trust and Silicon Valley Bank, as agent lenders, to borrow up to $30.0 million and subsequently drew down the full $30.0 million under the credit facility in two tranches. On August 2, 2019, we entered into the Amended and Restated Credit and Security Agreement with Silicon Valley Bank, MidCap Financial Trust, and Flexpoint MCLS Holdings, LLC which provides for a term loan of $40.0 million and a revolving credit facility up to $20.0 million. The Amended and Restated Credit and Security Agreement replaces the $30.0 million credit facility in its entirety. We concurrently drew down the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on the $30.0 million credit facility. The Amended and Restated Credit and Security Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

The Amended and Restated Credit and Security Agreement also contains a minimum revenue covenant that only applies if our liquidity (defined as cash and cash equivalents held with Silicon Valley Bank) falls below $80.0 million. If the revenue covenant becomes applicable to us and we fail to meet it, the commitments under the Amended and Restated Credit and Security Agreement could be terminated and any outstanding borrowings, together with accrued interest, under the Amended and Restated Credit and Security Agreement could be declared immediately due and payable. The restrictive covenants in the Amended and Restated Credit and Security Agreement could prevent us from pursuing business opportunities that we or our stockholders may consider beneficial.

A breach of any of these covenants could result in an event of default under the Amended and Restated Credit and Security Agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include a material impairment of the prospect of our repayment of any portion of the amounts we owe under the Amended and Restated Credit and Security Agreement occurs. In the case of a continuing event of default under the Amended and Restated Credit and Security Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the lenders a security interest under the Amended and Restated Credit and Security Agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Amended and Restated Credit and Security Agreement are secured by all of our existing and future assets, excluding intellectual property, which is subject to a negative pledge arrangement.

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

Successful commercialization of ZILRETTA is subject to many risks. We have never, as an organization, commercialized a product prior to ZILRETTA, and there is no guarantee that we will be able to do so successfully with ZILRETTA for its approved indication. There are numerous examples of failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us.

Market acceptance of ZILRETTA and any other product for which we receive approval, will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the timing of market introduction of the product as well as competitive products;
•	the clinical indications for which the product is approved;
•	acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;
•	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies;
•	the convenience of prescribing, administrating and initiating patients on the product;
•	the potential and perceived advantages and/or value of the product over alternative treatments;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	the availability of coverage and adequate reimbursement by third-party payers and government authorities to support ZILRETTA’s pricing;
•	the prevalence and severity of adverse side effects; and
•	the effectiveness of sales and marketing efforts.

With respect to ZILRETTA, while we have established our commercial team and sales force, there are many factors that could cause the commercialization of ZILRETTA to be unsuccessful, including a number of factors that are outside our control. The commercial success of ZILRETTA depends on the extent to which patients and physicians accept and adopt ZILRETTA as a treatment for OA pain of the knee, and we do not know whether our or others’ revenue estimates in this regard will be accurate. For example, if the patient population suffering from OA pain of the knee is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to use ZILRETTA, the commercial potential of ZILRETTA will be limited. In addition, if ZILRETTA is not convenient for physicians to use, then it may not achieve widespread adoption, regardless of its efficacy and safety. For example, ZILRETTA is a buy-and-bill product and must be administered only by a health care professional in an office, clinic or hospital setting. In addition, ZILRETTA requires a multi-step preparation process, which may discourage some physicians from using ZILRETTA. Moreover, ZILRETTA’s product label indicates that it is not intended for repeat administration, and we believe this has negatively impacted our commercialization efforts. While we successfully completed a Phase 3b repeat dose study of ZILRETTA and have submitted an sNDA to the FDA, we cannot predict whether or when the FDA will agree to modify the ZILRETTA product label with respect to repeat administration. We also do not know how physicians, patients and payers will respond to the pricing of ZILRETTA in the long-term. In particular, we provide product samples and do not know whether physicians that initially use ZILRETTA will continue to do so after using the product samples. If we experience any disruption in the commercial supply of ZILRETTA due to manufacturing or distribution issues, the disruption would impact ZILRETTA sales and may adversely affect physicians’, patients’ and payers’ assessment of ZILRETTA, negatively impacting uptake and long-term commercialization efforts.

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

Additionally, our strategy in the United States includes distributing ZILRETTA primarily through a limited network of third-party specialty distributors and one specialty pharmacy. While we have entered into agreements with a specialty pharmacy and specialty distributors to distribute ZILRETTA in the United States, they may not perform as agreed or they may terminate their agreements with us. For example, ZILRETTA sales are concentrated with two specialty distributors, which together represented approximately 81% and 94% of our sales for the years ended December 31, 2018 and 2017, respectively. Loss of either specialty distributor through contract termination or its failure to distribute effectively would adversely affect ZILRETTA’s distribution. Also, we may need to enter into agreements with additional specialty distributors, specialty pharmacies, group purchasing organizations or directly with other third parties, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all.  In the event that our specialty distributors or specialty pharmacy do not fulfill their contractual obligations to us, the agreements are terminated without adequate notice, or we are unable to expand our network, shipments of ZILRETTA through, and associated revenues from, these sales channels would be adversely affected. In addition, we expect that it would take a significant amount of time to negotiate new contracts if we were required to change our specialty distributors or specialty pharmacy.

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

As of January 1, 2019, we received a product-specific J-Code for ZILRETTA (J-3304), which may reduce reluctance by physicians to prescribe ZILRETTA based on reimbursement concerns. However, some third-party payers nevertheless may require documented proof that patients meet certain eligibility criteria in order to be reimbursed for ZILRETTA, for example requiring that a patient first try and fail treatment with an injection of generic corticosteroid or limiting repeat administration based on our label. Also, third-party payers may require that pre-approval, or prior-authorization, be obtained from the payer for reimbursement of ZILRETTA, or limit coverage to one injection or a limited number of injections over a set time period. Patients are unlikely to use ZILRETTA and, if approved, any other products, unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. For example, ZILRETTA is sold to physicians on a “buy and bill” basis. Buy and bill products must be purchased by healthcare providers before they can be administered to patients. Healthcare providers subsequently must seek reimbursement for the product from the applicable third-party payer, such as Medicare or a health insurance company. Healthcare providers may be reluctant to administer ZILRETTA because they would have to fund the purchase of the product and then seek reimbursement, because they may consider ZILRETTA reimbursement rates to be lower as compared with other treatments, or because they do not want the additional administrative burden required to obtain reimbursement for the product.

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

Third-party payers, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer and one payer’s determination to provide coverage for ZILRETTA does not ensure that other payers also will provide coverage. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

While the FDA granted approval of ZILRETTA based on the data included in the NDA, including data from our completed pivotal Phase 3 clinical trial, we do not know whether the results that served as the basis for the FDA’s approval of ZILRETTA will be consistent with commercial results as a large number of patients and broader populations are exposed to ZILRETTA and are exposed over longer periods of time, including results related to safety and efficacy.  New data relating to ZILRETTA, including from adverse event reports or our ongoing studies of ZILRETTA related to hip OA or synovitis in knee OA, may result in changes to the product label and may adversely affect sales, or result in withdrawal of ZILRETTA from the market. The FDA and regulatory authorities in other jurisdictions may also consider any new data in connection with further marketing approval applications. If ZILRETTA or any additional approved products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

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

Risks Related to Product Development and Regulatory Compliance

(*) We may never obtain regulatory approval of ZILRETTA for repeat administration or additional indications, approval of our other product candidates in the United States, or we may never obtain approval for or commercialize ZILRETTA or our other product candidates outside of the United States, which would limit our ability to realize their full market potential.

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

In addition, in May we reported that we paused enrollment in the Phase 3 trial of ZILRETTA in hip OA pain due to a non-safety related issue that resulted in the inability to deliver a full dose in a small number of trial participants.  While our team has been working with our clinical investigators to determine the root cause and implement changes to remedy the issue, we may not be able to resolve the issue and resume trial enrollment.

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

(*) The FDA granted marketing approval of ZILRETTA for the treatment of patients with OA pain of the knee, and we could face liability if a regulatory authority determines that we are promoting ZILRETTA for any off-label uses.

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their employees, including sales representatives, with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of ZILRETTA and any future products, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated these restrictions. For example, as part of our promotion strategy for ZILRETTA we communicate certain results from our Phase 3 clinical trial and other clinical data that are consistent with, but not directly included in, the product label. While we believe our communication of this data is in accordance with FDA guidance and applicable laws, we cannot be certain that the FDA or other regulatory agencies will agree with our use of this data or our sales force may use such data in a way that is inconsistent with our policies. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of HHS, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug, and Cosmetic Act, or the FDCA, the federal False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our commercial and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs, and the development of our product candidates could be delayed.

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

Risks Related to Ownership of Our Common Stock

(*) The market price of our common stock may be highly volatile, you may not be able to resell your shares at a desired market price and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	the success or perceived success of the commercialization of ZILRETTA;
•	inability to obtain approval for additional indications for ZILRETTA;
•	failure to successfully develop and commercialize additional product candidates;
•	changes in the structure of healthcare payment systems;
•	adverse results or delays in clinical trials;
•	inability to obtain additional funding;
•	changes in laws or regulations applicable to our products or product candidates;
•	inability to obtain adequate product supply for our products or product candidates, or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;
•	failure to meet or exceed product development or financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent, product liability or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

10.1*	First Amendment to the Technical Transfer and Service Agreement, dated May 12, 2019, between Flexion and Patheon UK Limited

10.2*	First Amendment to the Manufacturing and Supply Agreement, dated May 12, 2019, between Flexion and Patheon UK Limited

10.3*	Second Amendment to the Manufacturing and Supply Agreement, dated June 21, 2019, between Flexion and Patheon UK Limited

10.4	Eighth Amendment of Lease, dated June 21, 2019, between Flexion and CIP II/RJK 10-20 BMR Owner LLC.

10.5

Amended and Restated Credit and Security Agreement dated as of August 2, 2019, by and among Flexion Therapeutics, Inc., Silicon Valley Bank as agent, MidCap Financial Trust, Flexpoint MCLS Holdings, LLC and the other lenders from time to time party thereto (Exhibit 99.3, Current Report on Form 8-K filed with the SEC on August 6, 2019).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

* Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flexion Therapeutics, Inc.

Date: August 6, 2019	By:	/s/ Michael D. Clayman
Michael D. Clayman
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2019	By:	/s/ David Arkowitz
David Arkowitz
Chief Financial Officer
(Principal Accounting and Financial Officer)