Form 10-Q
period 2019-09-30
Flexion Therapeutics Inc
filed 2019-11-07
CIK 1419600

iXBRL+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2019, the registrant had 38,174,760 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$87,769	$87,229
Marketable securities	87,991	171,555
Accounts receivable, net	29,316	13,121
Inventories	14,773	7,637
Prepaid expenses and other current assets	5,235	5,500
Total current assets	$225,084	$285,042
Property and equipment, net	10,651	10,710
Right-of-use assets	8,618	—
Total assets	$244,353	$295,752
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,088	$12,340
Accrued expenses and other current liabilities	24,419	14,310
Operating lease liabilities	1,283	—
Current portion of long-term debt	—	9,967
Total current liabilities	$37,790	$36,617
Long-term operating lease liability, net	7,865	—
Long-term debt, net	40,070	3,640
2024 convertible notes, net	151,204	144,879
Other long-term liabilities	251	537
Total liabilities	$237,180	$185,673
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2019 and December 31, 2018 and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,152,405 and 37,946,341 shares issued and outstanding, at September 30, 2019 and December 31, 2018, respectively	38	38
Additional paid-in capital	642,087	628,944
Accumulated other comprehensive income (loss)	131	(77)
Accumulated deficit	(635,083)	(518,826)
Total stockholders' equity	7,173	110,079
Total liabilities and stockholders' equity	$244,353	$295,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Product revenue, net	$21,786	$6,990	$49,303	$12,981
Operating expenses
Cost of sales	2,872	1,619	6,032	5,264
Research and development	20,938	13,578	52,488	38,223
Selling, general and administrative	32,136	32,804	97,461	90,739
Total operating expenses	55,946	48,001	155,981	134,226
Loss from operations	(34,160)	(41,011)	(106,678)	(121,245)
Other (expense) income
Interest income	721	1,157	2,563	3,572
Interest expense	(4,652)	(3,930)	(12,537)	(11,775)
Other (expense) income	(141)	144	395	364
Total other (expense) income	(4,072)	(2,629)	(9,579)	(7,839)
Net loss	$(38,232)	$(43,640)	$(116,257)	$(129,084)
Net loss per common share, basic and diluted	$(1.00)	$(1.15)	$(3.06)	$(3.42)
Weighted average common shares outstanding, basic and diluted	38,125	37,818	38,043	37,712
Other comprehensive (loss) income:
Unrealized (losses) gains from available-for-sale securities, net of tax of $0	(99)	153	208	250
Total other comprehensive (loss) income	(99)	153	208	250
Comprehensive loss	$(38,331)	$(43,487)	$(116,049)	$(128,834)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited in thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2018	37,946	$38	$628,944	$(77)	$(518,826)	$110,079
Issuance of common stock for equity awards	47		—			—
Stock-based compensation expense			3,853			3,853
Net loss					(41,538)	(41,538)
Other comprehensive income				182		182
Balance at March 31, 2019	37,993	$38	$632,797	$105	$(560,364)	$72,576
Issuance of common stock for equity awards	8		—			—
Employee stock purchase plan	106		1,040			1,040
Stock-based compensation expense			4,217			4,217
Net loss					(36,487)	(36,487)
Other comprehensive income				125		125
Balance at June 30, 2019	38,107	$38	$638,054	$230	$(596,851)	$41,471
Issuance of common stock for equity awards	45		8			8
Employee stock purchase plan						—
Stock-based compensation expense			4,025			4,025
Net loss					(38,232)	(38,232)
Other comprehensive loss				(99)		(99)
Balance at September 30, 2019	38,152	$38	$642,087	$131	$(635,083)	$7,173

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2017	37,611	$38	$609,810	$(407)	$(349,167)	$260,274
Issuance of common stock for equity awards	22	—	414			414
Stock-based compensation expense			3,657			3,657
Net loss					(41,569)	(41,569)
Other comprehensive loss				(169)		(169)
Balance at March 31, 2018	37,633	$38	$613,881	$(576)	$(390,736)	$222,607
Issuance of common stock for equity awards	122	—	1,396			1,396
Employee stock purchase plan	53		1,129			1,129
Stock-based compensation expense			3,984			3,984
Net loss					(43,875)	(43,875)
Other comprehensive income				266		266
Balance at June 30, 2018	37,808	$38	$620,390	$(310)	$(434,611)	$185,507
Issuance of common stock for equity awards	17		86			86
Employee stock purchase plan						—
Stock-based compensation expense			3,999			3,999
Net loss					(43,640)	(43,640)
Other comprehensive income				153		153
Balance at September 30, 2018	37,825	$38	$624,475	$(157)	$(478,251)	$146,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(116,257)	$(129,084)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	733	1,494
Amortization of right-of-use assets	942	—
Stock-based compensation expense	12,095	11,640
Non cash interest expense	459	—
Accretion of discount on marketable securities	(1,155)	(803)
Loss from debt extinguishment	352	—
Amortization of debt discount and debt issuance costs	6,505	5,786
Premium paid on securities purchased	(27)	(215)
Changes in operating assets and liabilities:
Accounts receivable	(16,195)	(8,388)
Inventory	(6,151)	(3,044)
Prepaid expenses, other current and long-term assets	265	(1,273)
Accounts payable	(576)	2,300
Accrued expenses and other current liabilities	10,033	3,826
Lease liabilities and other long-term liabilities	(839)	—
Net cash used in operating activities	(109,816)	(117,761)
Cash flows from investing activities
Purchases of property and equipment	(1,118)	(688)
Purchases of marketable securities	(106,105)	(157,116)
Sale and redemption of marketable securities	191,059	269,417
Net cash provided by investing activities	83,836	111,613
Cash flows from financing activities
Proceeds from borrowings under term loan	40,000	—
Payment of debt issuance costs	(161)	—
Payments on notes payable	(14,367)	(7,500)
Proceeds from the exercise of stock options	8	1,896
Proceeds from employee stock purchase plan	1,040	1,129
Net cash provided by (used in) financing activities	26,520	(4,475)
Net increase (decrease) in cash, cash equivalents, and restricted cash	540	(10,623)
Cash, cash equivalents, and restricted cash at beginning of period	87,229	128,389
Cash, cash equivalents, and restricted cash at end of period	$87,769	$117,766
Non-cash investing and financing activities
Right-of-use asset obtained in exchange for operating lease obligation	$9,560	—
Purchases of property and equipment in accounts payable and accrued expenses	1,410	143
Supplemental disclosures of cash flow information
Cash paid for interest	3,991	4,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Overview and Nature of the Business

Flexion Therapeutics, Inc. (“Flexion” or the “Company”) was incorporated under the laws of the state of Delaware on November 5, 2007. Flexion is a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, or OA, a type of degenerative arthritis. The Company has an approved product, ZILRETTA®, which it markets in the United States.  ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA knee pain. ZILRETTA is a non-opioid therapy that employs Flexion’s proprietary microsphere technology to provide pain relief. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA met the primary endpoint of pain reduction at Week 12, with statistically significant pain relief extending through Week 16. The Company also has two pipeline programs focused on the local treatment of musculoskeletal conditions: FX201, which is an investigational IA gene therapy product candidate in clinical development for the treatment of OA, and FX301, a preclinical product candidate, which is being developed as a locally administered peripheral nerve block for control of post-operative pain.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (“GAAP”) for consolidated financial information including the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019.

The information presented in the condensed consolidated financial statements and related notes as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, is unaudited.  The December 31, 2018 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any future period.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of September 30, 2019, the Company had cash, cash equivalents, and marketable securities of approximately $175.8 million. Management believes that current cash, cash equivalents, and marketable securities on hand at September 30, 2019 should be sufficient to fund operations for at least the next twelve months from the issuance date of these financial statements. The future viability of the Company is dependent on its ability to fund its operations through sales of ZILRETTA, and/or raise additional capital, such as through debt or equity offerings, as needed. This funding is necessary for the Company to support the commercialization of ZILRETTA and to perform the research and development activities required to develop the Company’s other product candidates in order to generate future revenue streams. The Company may not be able to obtain financing on acceptable terms, or at all. If the Company is unable to obtain funding on a timely basis, the Company may need to curtail its operations, including the commercialization of ZILRETTA and research and development activities, which could adversely affect its prospects.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and liabilities, including operating leases, on the balance sheet and disclosing key information about leasing arrangements. The Company adopted ASU 2016-02 on January 1, 2019 using the “Comparatives under 840” approach, which was approved by the FASB in July 2018 as part of ASU 2018-11. Under this method, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 are presented applying the new requirements under ASC 842, while the condensed consolidated financial statements as of December 31, 2018 and for the three and nine months ended September 30, 2018 are presented under ASC 840. The required disclosures are presented under ASC 842 for the current year and ASC 840 for the prior year.

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

Accounting Standards Recently Issued

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2019 and early adoption is permitted. The Company is still evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements; however, it does not expect the impact to be material.

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

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Therapeutics Securities Corporation. The Company has eliminated all intercompany transactions for the three and nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018.

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

Product Revenue, Net— The Company primarily sells ZILRETTA to specialty distributors and a specialty pharmacy, who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. The Company also contracts directly with healthcare providers and intermediaries such as Group Purchasing Organizations (“GPOs”). In addition, the Company enters into arrangements with government payers that provide for government mandated rebates and chargebacks with respect to the purchase of ZILRETTA.

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

Service Fees and Allowances— The Company compensates its customers and GPOs for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through September 30, 2019, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.

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

Purchaser/Provider Discounts and Rebates — Beginning in the third quarter of 2019, the Company began offering rebates to eligible purchasers and healthcare providers that are variable based on volume of product purchased. Rebates are based on actual purchase levels during the rebate purchase period. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2019 and 2018:

(In thousands)	Service Fees, Allowances and Chargebacks	Government Rebates and Other Incentives	Product Returns	Provider Rebates	Total
Balance as of December 31, 2018	$601	$491	$125	$—	$1,217
Provision related to sales in the current quarter	741	24	57	—	822
Credits and payments made	(332)	(36)	(33)	—	(401)
Balance as of March 31, 2019	1,010	479	149	—	1,638
Provision related to sales in the current quarter	1,196	121	92	—	1,409
Credits and payments made	(1,157)	(65)	(6)	—	(1,228)
Balance as of June 30, 2019	1,049	535	235	—	1,819
Provision related to sales in the current quarter	1,845	127	136	1,715	3,823
Credits and payments made	(1,229)	(117)	(6)	—	(1,352)
Adjustments related to prior period sales	—	(159)	—	—	(159)
Balance as of September 30, 2019	$1,665	$386	$365	$1,715	$4,131

Balance as of December 31, 2017	$60	$15	$2	$—	$77
Provision related to sales in the current quarter	186	49	12	—	247
Credits and payments made	(94)	—	—	—	(94)
Balance as of March 31, 2018	152	64	14	—	230
Provision related to sales in the current quarter	300	84	22	—	406
Credits and payments made	(214)	—	—	—	(214)
Balance as of June 30, 2018	238	148	36	—	422
Provision related to sales in the current quarter	516	158	38	—	712
Credits and payments made	(298)	(6)	—	—	(304)
Balance as of September 30, 2018	$456	$300	$74	$—	$830

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2019 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$35,392	$—	$35,392
Marketable securities	—	87,991	—	87,991
	$—	$123,383	$—	$123,383

	Fair Value Measurements as of December 31, 2018 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$57,739	$—	$57,739
Marketable securities	—	171,555	—	171,555
	$—	$229,294	$—	$229,294

As of September 30, 2019 and December 31, 2018 the Company’s cash equivalents that are invested in money market funds and overnight repurchase contracts are valued based on Level 2 inputs. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. Amortization and accretion of discounts and premiums are recorded in other income.

The Company had a term loan outstanding under its 2015 credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank (the “2015 term loan”).  On August 2, 2019, the Company entered into an amended and restated credit and security agreement with Silicon Valley Bank as agent, MidCap Financial Trust, and Flexpoint MCLS Holdings, LLC (collectively, the “Lenders”), providing for a term loan of $40.0 million (the “2019 term loan”). The Company concurrently borrowed the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on the 2015 term loan. The amount outstanding on the 2019 term loan is reported at its carrying value in the accompanying balance sheet as of September 30, 2019. The Company determined the fair value of the 2019 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2019 term loan was valued using Level 2 inputs as of September 30, 2019. The result of the calculation yielded a fair value that approximates its carrying value.

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

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading.  The market for trading of the 2024 Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.  The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $187.9 million at September 30, 2019.

4. Marketable Securities

As of September 30, 2019 and December 31, 2018 the fair value of available-for-sale marketable securities by type of security was as follows:

	September 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government obligations	$39,837	$48	$—	$39,885
Corporate bonds	48,023	90	(7)	48,106
	$87,860	$138	$(7)	$87,991

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$36,723	$—	$—	$36,723
U.S. government obligations	39,910	—	(12)	39,898
Corporate bonds	94,999	20	(85)	94,934
	$171,632	$20	$(97)	$171,555

As of September 30, 2019 and December 31, 2018, marketable securities consisted of approximately $88.0 million and $171.6 million, respectively, of investments that mature within twelve months. There were no investments with maturities greater than twelve months as of September 30, 2019 and December 31, 2018.

5.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Prepaid expenses	$4,759	$4,717
Deposits	61	66
Interest receivable on marketable securities	415	717
Total prepaid expenses and other current assets	$5,235	$5,500

6. Inventory

Inventory consisted of the following as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Raw materials	$2,531	$2,367
Work in process	8,004	3,553
Finished goods	4,238	1,717
Total inventories	$14,773	$7,637

Finished goods manufactured by the Company have a shelf life of approximately 24 months from the date of manufacture.

The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During the three and nine months ended September 30, 2019, the Company expensed $0.9 million to cost of sales for unabsorbed manufacturing overhead costs related to the operations of the United Kingdom facility at Patheon U.K. Limited, compared to $1.4 million and $5.0 million in the comparable periods in the prior year. The Company determined that no write-downs to finished goods inventory for potentially excess, dated or obsolete inventory were required.

7. Property and Equipment, Net

Property and equipment, net, as of September 30, 2019 and December 31, 2018 consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Computer and office equipment	$1,133	$1,133
Manufacturing equipment	12,147	12,000
Furniture and fixtures	609	604
Software	455	434
Leasehold improvements	815	815
Construction in progress	2,902	1,416
	18,061	16,402
Less: Accumulated depreciation	(7,410)	(5,692)
Total property and equipment, net	$10,651	$10,710

Depreciation expense for the three and nine months ended September 30, 2019 was approximately $0.2 million and $0.7 million, respectively, compared to $0.4 million and $1.5 million, respectively, for the same periods in the prior year. No property and equipment was disposed of during the nine months ended September 30, 2019. As of September 30, 2019, construction in progress consists primarily of equipment purchases related to the expansion of the Company’s manufacturing capabilities at its contract manufacturer, Patheon U.K. Limited.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Research and development	$2,799	$1,216
Payroll and other employee-related expenses	10,635	8,207
Professional services fees	4,666	2,544
Accrued interest	3,052	1,195
Product revenue reserves	2,466	616
Accrual for employee stock purchase plan	591	251
Other	210	281
Total accrued expenses and other current liabilities	$24,419	$14,310

9. Debt

Amended and Restated Credit and Security Agreement

Term Loan

On August 4, 2015, the Company entered into a credit and security agreement with MidCap Financial Trust, as agent, and MidCap Financial Funding XIII Trust and Silicon Valley Bank, as lenders, to borrow up to $30.0 million in term loans. In August 2019, the Company terminated the credit and security agreement and paid off the remaining outstanding balance of principal and accrued and unpaid interest on the 2015 term loan, as well as the $2.7 million final payment. As a result, the Company recorded a debt extinguishment loss of $0.4 million primarily related to the write-off of the unamortized portion of the final payment and unamortized debt issuance costs, which have been recorded as a component of interest expense and other expense, respectively, on the statement of operations for the three and nine months ended September 30, 2019.

On August 2, 2019, the Company entered into an amended and restated credit and security agreement (the “amended and restated credit and security agreement”) with Silicon Valley Bank as agent, MidCap Financial Trust, Flexpoint MCLS Holdings, LLC, and the other lenders from time to time party thereto (collectively, the “Lenders”), providing for a term loan of $40.0 million and a revolving credit facility of up to $20.0 million, both of which mature on January 1, 2024 (the “Maturity Date”). The Company concurrently borrowed the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on the 2015 term loan.

The Company granted the Lenders a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed under the amended and restated credit and security agreement. The Company agreed not to encumber any of its intellectual property without the Lenders’ prior written consent.

The amended and restated credit and security agreement contains certain representations, warranties, and covenants of the Company, including a minimum revenue covenant that will be in effect at any time the Company’s liquidity (defined as cash and cash equivalents held with Silicon Valley Bank) is below $80.0 million.  The amended and restated credit and security agreement also has a material adverse event clause. If the revenue covenant becomes applicable and the Company fails to comply with it, or a material adverse change as defined in the agreement occurs, the amounts due under the amended and restated credit and security agreement could be declared immediately due and payable. As of September 30, 2019, the Company was compliant with all covenants.

Borrowings under the 2019 term loan accrue interest monthly at a floating interest rate equal to the greater of the prime rate plus 1.5% or 6.5% per annum. Following an interest-only period of 18 months, principal is due in 36 equal monthly installments commencing February 1, 2021 and ending on the Maturity Date. Upon the Maturity Date, the Company will be obligated to pay a final payment equal to 4.75% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the straight-line method, which approximates the effective interest method. As of September 30, 2019, the carrying value of the term loan was approximately $40.1 million, all of which is presented as long-term debt in the Company’s condensed consolidated balance sheet as of September 30, 2019.

The Company may prepay the term loan at any time by paying the outstanding principal balance, a final payment equal to 4.75% of the term loan amount, all accrued interest and a prepayment fee of 3% of the outstanding term loan amount if repaid in the first year, 2% of the outstanding term loan amount if repaid in the second year, and 1% of the outstanding term loan amount if repaid in the third year of the loan; no prepayment fee is required thereafter.

Revolving Credit Facility

Borrowings under the revolving credit facility accrue interest monthly at a floating interest rate equal to the greater of the prime rate or 5.50% per annum. In addition to paying interest on any amounts borrowed under the revolving credit facility, the Company owes an unused revolving line facility fee equal to 0.25% per annum of the average unused portion of the revolving line.  multiplied by the difference between the total amount available to be borrowed (the “Revolver Commitment Amount”) of $20.0 million and the greater of the average outstanding revolver balance and 25% of the Commitment Amount. The revolving credit facility and any related fees or interest payments will be available to the Company beginning January 1, 2020, subject to certain conditions imposed by the Lenders, including an initial borrowing limitation of up to $10.0 million until the Lenders complete an audit of certain collateral accounts.

Beginning on January 1, 2020, if the interest payment on the revolving credit facility is less than the amount of interest that would have been payable had the Company borrowed 25% of the Revolver Commitment Amount, then the Company will be required to pay the difference.

The Company may retire the revolving credit facility early, at any time, by paying the outstanding principal balance, all accrued interest and a termination fee equal to 2% of the Revolving Commitment Amount if repaid in the first year, and 1% of the Revolving Commitment Amount if repaid in the second year; with no termination fee thereafter.

As of September 30, 2019, annual principal and interest payments due under the 2019 term loan were as follows:

Year	Aggregate Minimum Payments (in thousands)
2019	679
2020	2,745
2021	14,611
2022	14,816
2023	13,903
Thereafter	3,018
Total	$49,772
Less interest	(7,872)
Less unamortized portion of final payment	(1,830)
Total	$40,070

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

Debt discount and issuance costs of $68.9 million are being amortized to interest expense over the life of the 2024 Convertible Notes using the effective interest rate method. As of September 30, 2019, the stated interest rate was 3.375%, and the effective interest rate was 9.71%. Interest expense related to the 2024 Convertible Notes for the three and nine months ended September 30, 2019 was $3.7 million and $11.0 million, respectively, including $2.0 million and $5.9 million, respectively, related to amortization of the debt discount.

The table below summarizes the carrying value of the 2024 Convertible Notes as of September 30, 2019:

(in thousands)
Gross proceeds	$201,250
Portion of proceeds allocated to equity component (additional paid-in capital)	(64,541)
Debt issuance costs	(6,470)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,075
Amortization of debt discount and debt issuance costs	18,890
Carrying value 2024 Convertible Notes	$151,204

10. Stock-Based Compensation

Stock Option Valuation

The fair value of each of the Company’s stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The Company currently estimates its expected stock volatility based on the historical volatility of its publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly-traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk-free interest rates	1.42-1.90%	2.82-2.96%	1.42-2.67%	2.67-2.96%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	7.2	6.0	6.2	6.0
Expected volatility	67.1-67.5%	71.3-72.1%	67.1-69.5%	69.8-72.1%

The following table summarizes stock option activity for the nine months ended September 30, 2019:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2018	4,435	$19.21
Granted	999	13.45
Exercised	(46)	0.19
Cancelled	(522)	20.25
Outstanding as of September 30, 2019	4,866	$18.10
Options vested and expected to vest at September 30, 2019	4,866	$18.10
Options exercisable at September 30, 2019	2,905	$18.32

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. Options to purchase a total of approximately 45,882 shares of the Company’s common stock, with an aggregate intrinsic value of approximately $587,279, were exercised during the nine months ended September 30, 2019.

At September 30, 2019 and 2018, there were options for the purchase of approximately 4,865,658 and 4,464,877 shares of the Company’s common stock outstanding, respectively, with a weighted average remaining contractual term of 7.3 years and 7.7 years, respectively, and with a weighted average exercise price of $18.10 and $19.24 per share, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2019 and 2018 was $8.55 and $15.36 per share, respectively.

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

During the nine months ended September 30, 2019, the Company awarded 849,706 RSUs to employees at an average grant date fair value of $14.49 per share. The RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee’s continued employment with, or services to, the Company on each vesting date. Compensation expense is recognized on a straight-line basis.

The following table summarizes the RSU activity for the nine months ended September 30, 2019:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2018	252	$22.25
Granted	850	14.49
Vested/Released	(54)	22.96
Cancelled	(142)	15.81
Nonvested Balance as of September 30, 2019	906	$15.94

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs and shares purchased under the Employee Stock Purchase Plan for the three and nine months ended September 30, 2019 and 2018 as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Research and development	$1,304	$1,276	$3,845	$3,563
Selling, general and administrative	2,721	2,723	8,250	8,077
Total	$4,025	$3,999	$12,095	$11,640

As of September 30, 2019, unrecognized stock-based compensation expense for stock options outstanding was approximately $21.1 million which is expected to be recognized over a weighted average period of 2.3 years. As of September 30, 2019, unrecognized stock-based compensation expense for RSUs outstanding was $11.6 million which is expected to be recognized over a period of 3.1 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net loss	$(38,232)	$(43,640)	$(116,257)	$(129,084)
Net loss:	$(38,232)	$(43,640)	$(116,257)	$(129,084)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,125	37,818	38,043	37,712
Net loss per share, basic and diluted	$(1.00)	$(1.15)	$(3.06)	$(3.42)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Shares issuable upon conversion of the 2024 Convertible Notes	7,515	7,515	7,515	7,515
Stock options	5,157	4,653	5,016	4,466
Restricted stock units	908	297	782	269
Total	13,580	12,465	13,313	12,250

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

In June 2019, the Company amended the Lease to add approximately 5,330 square feet of additional office space and extend the term of the Lease through April 30, 2025 (the “Amended Lease”). As a result of the Amended Lease, the total rentable floor area is 41,873 square feet. Starting in August 2019, the Company’s minimum monthly lease payment is approximately $108,000. which increases over the term of the Amended Lease. In addition to the base rent for the office space, the Company is responsible for its share of operating expenses and real estate taxes. The lease commencement date for the additional space, which represents the date the Company first had access to the space, was July 1, 2019. The Company accounted for the Amended Lease as a lease modification that is a separate contract from the original lease and recorded an incremental right-of-use asset and lease liability of $2.5 million, which represents the present value of the lease payments relating to the new space, as well as the lease payments relating to the 18-month extension of the existing space, as of the modification date, discounted at 6.8%.

The straight-line lease cost for the Amended Lease (including the expense relating to the original Lease) amounted to $0.5 million and $1.1 million for the three and nine months ended September 30, 2019, respectively, and was included in operating expenses. As of September 30, 2019, the remaining lease term on the Amended Lease was 5.6 years, which includes the 18-month extension resulting from the amendment signed in June 2019.

Woburn Lease

In February 2017, the Company entered into a five-year lease for laboratory space located in Woburn, Massachusetts with a monthly lease payment of approximately $15,000, which increases over the term of the lease, plus a share of operating expenses.

Upon adoption of ASU 2016-02, the Company recorded a right-of-use asset and corresponding lease liability for the Lease on January 1, 2019, by calculating the present value of lease payments, discounted at 8.4%, the Company’s estimated incremental borrowing rate, over the 3.2-year remaining term.  The Woburn lease includes an option to extend the term of the lease for two years. Since the Company adopted ASU 2016-02 using the Comparatives under 840 approach, it did not reassess the determination of its operating leases as leases, and therefore no options to extend the lease were included in the calculation of the lease liability as of September 30, 2019. The straight-line lease cost for the Woburn lease amounted to $46 thousand and $139 thousand for the three and nine months ended September 30, 2019, respectively, and was included in operating expenses. As of September 30, 2019, the remaining lease term on the Woburn lease was 2.4 years.

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

As of September 30, 2019, the remaining lease term on the Patheon lease was 8.1 years. The straight-line lease cost amounted to $54 thousand and $147 thousand for the three and nine months ended September 30, 2019, respectively, and is included in inventory as part of manufacturing overhead.

The components of lease expense and related cash flows were as follows:

(In thousands)	For the three months ended September 30,		For the nine months ended September 30,
Operating lease cost	2019	2018	2019	2018
Operating lease cost included in operating expenses	$513	$—	$1,251	$—
Operating lease cost included in inventory	54	—	147	—
Total operating lease cost	567	—	1,398	—

Operating cash flows from operating leases	686	—	1,781	—

Maturities of lease liability due under these lease agreements as of September 30, 2019 were as follows:

Year	Operating Lease Obligations (in thousands)
2019	$470
2020	1,968
2021	2,016
2022	1,863
2023	1,871
Thereafter	3,087
Present value of imputed interest	(2,530)
Total	$8,745

As of December 31, 2018, future minimum lease payments under the Company’s lease obligations under ASC 840 were as follows:

Year	Aggregate Minimum Payments (in thousands)
2019	1,491
2020	1,533
2021	1,576
2022	1,447
2023	1,203
Total	$7,250

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

FX201 Related Agreements

In December 2017, the Company entered into a definitive agreement with GeneQuine Biotherapeutics GmbH (“GeneQuine”) to acquire the global rights to FX201. As part of the asset purchase transaction with GeneQuine, the Company made an upfront payment to GeneQuine of $2.0 million.  The Company may also be required to make additional milestone payments during the development of FX201, including up to $8.7 million through Phase 2 proof of concept (PoC) clinical trial and, following successful PoC, up to an additional $54.0 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired and recognized as research and development expense in December 2017 as the FX201 product candidate had not been commercially approved and had no alternative future use. Future milestone payments earned prior to regulatory approval of FX201 will be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned subsequent to regulatory approval will be recognized as an intangible asset and amortized to expense over the estimated life of FX201. The first milestone of $750,000 was achieved on October 24, 2018 when the GLP toxicology study was initiated upon the dosing of the first animals. This milestone was recognized as research and development expense in the fourth quarter of 2018.  As of September 30, 2019, no other milestones under the arrangement had been achieved. The next milestone of $750,000 was achieved in October 2019 when the FDA accepted the Company’s Investigational New Drug (IND) application for FX201. This milestone will be recognized as research in development expense in the fourth quarter of 2019. As part of the transaction, the Company became the direct licensee of certain underlying Baylor College of Medicine (Baylor) patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires the Company to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, the Company also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of preclinical and initial clinical supplies of FX201.

FX301 Related Agreements

In September 2019, the Company entered into a definitive agreement with Xenon Pharmaceuticals, Inc. (“Xenon”) that provides the Company with the global rights to develop and commercialize Xenon’s NaV1.7 inhibitor (XEN402) formulated for extended release with a novel, Flexion proprietary thermosensitive hydrogel under the Company’s preclinical program known as FX301. As part of the asset purchase transaction with Xenon, the Company made an upfront payment to Xenon of $3.0 million.  The Company may also be required to make additional milestone payments during the development of FX301, including up to $9.0 million through initiation of a Phase 2 proof of concept (PoC) clinical trial and, following successful PoC, up to $40.8 million in development and global regulatory approval milestone payments and up to an additional $75.0 million in sales-related milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired and recognized as research and development expense in September 2019 as the FX301 product candidate had not been commercially approved and had no alternative future use. Future milestone payments earned prior to regulatory approval of FX301 will be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned subsequent to regulatory approval will be recognized as an intangible asset and amortized to expense over the estimated life of FX301. As of September 30, 2019, no milestones under the arrangement had been achieved. As part of the transaction, the Company became the direct licensee of certain underlying Xenon patents and other proprietary rights related to XEN402 for human applications.  The Xenon agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patents directly related to XEN402, with a similar royalty-free license to other Xenon proprietary rights directly related to XEN402. The agreement with Xenon includes a tiered royalty ranging from mid-single digits to low double digits that is based on aggregate annual net sales of FX301 and requires the Company to use reasonable efforts to develop FX301 according to timelines set out in the agreement.

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

On October 6, 2017, the U.S. Food and Drug Administration, or FDA, approved our product, ZILRETTA, for marketing in the United States. ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA related knee pain. ZILRETTA is a non-opioid therapy that employs our proprietary microsphere technology to provide pain relief. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA met the primary endpoint of pain reduction at Week 12, with statistically significant pain relief extending through Week 16. We also have two pipeline programs focused on the local treatment of musculoskeletal conditions: FX201, which is an investigational IA gene therapy product candidate in clinical development for the treatment of OA, and FX301, a preclinical product candidate, which is being developed as a locally administered peripheral nerve block for control of post-operative pain.

We were incorporated in Delaware in November 2007, and to date, we have devoted substantially all of our resources to developing our product candidates, including conducting clinical trials with our product candidates, preparing for and undertaking the commercialization of ZILRETTA, providing general and administrative support for these operations and protecting our intellectual property. From our inception through September 30, 2019, we have raised approximately $796 million and funded our operations primarily through the sale of our common stock, convertible preferred stock, and convertible debt, as well as debt financing. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

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

We closely track and provide quarterly updates on several quantitative uptake metrics to provide perspective on the progress of the ZILRETTA launch. Since the launch in November 2017 through September 30, 2019:

•

3,130 of our approximately 4,600 target accounts had purchased ZILRETTA. This reflects growth of approximately 400 accounts over the period from launch through June 30, 2019 when 2,733 accounts had purchased product.

•	75% of purchasing accounts (2,344) had placed at least one reorder.
•	670 accounts had made ZILRETTA purchases of more than 50 units; 916 accounts had purchased 11 to 50 units; and 1,544 accounts had purchased between 1 and 10 units.
•	Accounts purchasing more than 50 ZILRETTA units have been responsible for 79% of total ZILRETTA purchases (approximately 109,000 units).

Regulatory Developments, Clinical Updates and Recent Publications

In November, we initiated a Phase 2 clinical trial to investigate the safety and efficacy of ZILRETTA in the treatment of shoulder OA pain as well as adhesive capsulitis, also known as “frozen shoulder.” The trial is expected to complete in the first half of 2021.

We previously announced that we paused enrollment in the Phase 3 trial of ZILRETTA in hip OA pain due to a non-safety related issue which resulted in the inability to deliver a full dose in a small number of trial participants. In November, we determined that an exploratory study designed to resolve the issue was unsuccessful, and as a result, we made the decision to discontinue the Phase 3 trial.  Each year, fewer than 500,000 injections are administered for hip OA as compared to 7.8 million injections for OA knee pain and approximately 1 million injections for shoulder OA and adhesive capsulitis combined.

On October 14, we announced that the FDA informed us it needs additional time to complete the review of our supplemental New Drug Application (sNDA) related to repeat administration of ZILRETTA. We are in discussions with the FDA and anticipate a decision in the coming weeks.

In October, the FDA cleared our Investigational New Drug (IND) application for FX201, enabling us to initiate first-in-human trials. Nonclinical safety and efficacy data submitted in the IND application demonstrated that a single administration of FX201 was well-tolerated, had no significant biodistribution outside the target tissues, and pharmacology studies with the rat, mouse, and horse orthologues showed symptomatic improvement and delay in disease progression. The preclinical data established a potentially safe and efficacious starting dose for a Phase 1 single ascending dose study. The trial is expected to enroll approximately 15 - 24 patients who will be followed for 104 weeks, with initial readout anticipated in 2021. We remain on track to treat the first patient by the end of the year

We also announced that FX201 data showing dose-dependent decreases in the severity of cartilage and bone lesions following anterior cruciate ligament transection in rats will be presented at the American College of Rheumatology (ACR) annual meeting. In addition, at ACR, we will present data from a study which used machine learning to evaluate magnetic resonance imaging (MRI) data from the Osteoarthritis Initiative to develop a three-dimensional OA bone shape model of disease progression. The study looked at 47,858 knee MRIs (9,433 knees; 5,031 without OA), taken at various time points over an eight-year period, with the aim of establishing a relationship between structure and clinical outcomes.

Also in October, results from a Phase 2a study evaluating the safety and systemic exposure of concurrent injections of ZILRETTA in patients with bilateral knee OA were published in Therapeutic Advances in Musculoskeletal Disease. Findings from the Phase 2 open-label randomized study showed that concurrent, bilateral administration of ZILRETTA appeared safe and well tolerated, resulting in reduced systemic exposure and substantially lower plasma concentrations of TA compared to immediate-release triamcinolone acetonide in crystalline suspension (TAcs).

Pipeline Updates

FX201 – Locally Administered Gene Therapy for the Treatment of OA

FX201 is our novel, clinical stage, investigational IA gene therapy product candidate which is designed to produce human interleukin-1 receptor antagonist (IL-1Ra) whenever inflammation is present within the joint. Based on the promising preclinical data generated to date, a single injection of FX201 could potentially enable expression of IL-1Ra in an osteoarthritic joint for at least a year. By controlling chronic inflammation for extended periods of time, we believe FX201 holds the potential to both reduce OA pain and modify disease. We acquired the rights to FX201 via a definitive agreement with GeneQuine Biotherapeutics GmbH, or GeneQuine, and have an exclusive license to the underlying intellectual property rights for human use of FX201 from Baylor College of Medicine in Houston, Texas. In June, the U.S. Patent and Trademark Office (USPTO) issued patent number 10,301,647, which covers the composition of matter and method of use of FX201 in the treatment of OA with a term through January of 2033.

FX301 – Locally Administered NaV1.7 Inhibitor for the Treatment of Post-Operative Pain

In September 2019, we entered into a definitive agreement with Xenon Pharmaceuticals that provides us with the global rights to develop and commercialize XEN402, a NaV1.7 inhibitor, for control of post-operative pain. Our new preclinical program, known as FX301, will consist of XEN402 formulated for extended release from a Flexion proprietary thermosensitive hydrogel for administration as a peripheral nerve block for control of post-operative pain. Within minutes following injection, the thermosensitive formulation has been shown to transition from a liquid to a gel, an effect that we believe can provide local delivery of XEN402 near target nerves for up to a week. Unlike typical local anesthetics, the selective pharmacology of XEN402 has the potential to provide effective pain relief while preserving motor function. As such, we believe FX301 could enable ambulation, rapid discharge, and early rehabilitation following musculoskeletal surgery.

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

We cannot determine with certainty the duration of and completion costs associated with ongoing and future clinical trials or the associated regulatory approval process, post-marketing development of ZILRETTA or development of any product candidates in our pipeline. The duration, costs and timing associated with the further development of ZILRETTA or the development of other product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials. As a result of these uncertainties, we are currently unable to estimate with any precision our future research and development expenses for expanded indications for ZILRETTA or the product candidates in our pipeline, or when we may generate sufficient revenue to achieve a positive cash flow position.

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

Interest expense. Interest expense consists of contractual interest on our 2024 Convertible Notes, which accrue interest at a rate of 3.375% per annum, payable semi-annually, and our term loan facility, which accrues interest at a floating interest rate equal to the greater of the Prime Rate (as reported in the Wall Street Journal) plus 1.50% or 6.50% per annum. Also included in interest expense is the amortization of the final payment on the term loan and the debt discount related to the convertible notes, which is being amortized to interest expense using the effective interest method over the expected life of the debt.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following tables summarize our results of operations for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,
(In thousands)	2019	2018	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$21,786	$6,990	$14,796	211.7%
Operating expenses:
Cost of sales	2,872	1,619	1,253	77.4%
Research and development	20,938	13,578	7,360	54.2%
Selling, general and administrative	32,136	32,804	(668)	(2.0)%
Total operating expenses	55,946	48,001	7,945	16.6%
Loss from operations	(34,160)	(41,011)	6,851	(16.7)%
Other (expense) income:
Interest income	721	1,157	(436)	(37.7)%
Interest expense	(4,652)	(3,930)	(722)	18.4%
Other (expense) income	(141)	144	(285)	(197.9)%
Total other (expense) income	(4,072)	(2,629)	(1,443)	54.9%
Net loss	$(38,232)	$(43,640)	$5,408	(12.4)%

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$49,303	$12,981	$36,322	279.8%
Operating expenses:
Cost of sales	6,032	5,264	768	14.6%
Research and development	52,488	38,223	14,265	37.3%
Selling, general and administrative	97,461	90,739	6,722	7.4%
Total operating expenses	155,981	134,226	21,755	16.2%
Loss from operations	(106,678)	(121,245)	14,567	(12.0)%
Other (expense) income:
Interest income	2,563	3,572	(1,009)	(28.2)%
Interest expense	(12,537)	(11,775)	(762)	6.5%
Other income	395	364	31	8.5%
Total other (expense) income	(9,579)	(7,839)	(1,740)	22.2%
Net loss	$(116,257)	$(129,084)	$12,827	(9.9)%

Product Revenue

We began commercially selling ZILRETTA within the United States in October 2017, following FDA approval on October 6, 2017. Net product revenue for the three months ended September 30, 2019 and 2018 was $21.8 million and $7.0 million, respectively. For the nine months ended September 30, 2019 and 2018, we recorded net product revenue of $49.3 million and $13.0 million, respectively. In the third quarter of 2019, we introduced a volume-based rebate program to eligible purchasers and healthcare providers of ZILRETTA that positively impacted sales for the quarter. We are unable to predict how this rebate program could potentially affect buying patterns and net sales in future quarters. For further discussion regarding our revenue recognition policy, see

Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Cost of Sales

Cost of sales was $2.9 million and $1.6 million for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, cost of sales consisted of $1.8 million and $0.2 million, respectively, related to the actual cost of units sold and $0.9 million and $1.4 million, respectively related to unabsorbed manufacturing costs. Cost of sales for the three months ended September 30, 2019 also includes $0.2 million of period costs and other adjustments.

Cost of sales was $6.0 million and $5.3 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, cost of sales consisted of $4.5 million and $0.3 million, respectively, related to the actual cost of units sold, and $0.9 million and $5.0 million, respectively, related to unabsorbed manufacturing costs. Cost of sales for the nine months ended September 30, 2019 also includes $0.6 million of period costs and other adjustments.

For the three and nine months ended September 30, 2018, the majority of cost of sales related to unabsorbed manufacturing and overhead costs related to the operation of the facility at Patheon, as the majority of product sold during that period was previously charged to research and development expense prior to FDA approval of ZILRETTA and therefore is not included in cost of sales during the period.

Research and Development Expenses

	Three Months Ended September 30,
(In thousands)	2019	2018	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$6,976	$3,191	$3,785	118.6%
Portfolio expansion	5,007	2,348	2,659	113.2%
Other	927	641	286	44.6%
Total direct research and development expenses	12,910	6,180	6,730	108.9%
Personnel and other costs	8,028	7,398	630	8.5%
Total research and development expenses	$20,938	$13,578	$7,360	54.2%

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$17,283	$11,923	$5,360	45.0%
Portfolio expansion	8,642	3,873	4,769	123.1%
Other	2,427	1,643	784	47.7%
Total direct research and development expenses	28,352	17,439	10,913	62.6%
Personnel and other costs	24,136	20,784	3,352	16.1%
Total research and development expenses	$52,488	$38,223	$14,265	37.3%

Research and development expenses were $20.9 million and $13.6 million for the three months ended September 30, 2019 and 2018, respectively. The increase in research and development expenses of $7.4 million was primarily due to an increase of $0.6 million in salary and other employee-related costs for additional headcount and stock-based compensation expense, as well as an increase in expenses related to our portfolio expansion and other program costs, primarily related to the acquisition of the global rights to XEN402 from Xenon Pharmaceuticals which required an upfront payment of $3.0 million, and an increase of $3.8 million in development expenses for ZILRETTA due to clinical trial costs relating to shoulder and hip indications and costs related to other life cycle management activities for ZILRETTA.

Research and development expenses were $52.5 million and $38.2 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in research and development expenses of $14.3 million was primarily due to an increase of $3.4 million in salary and other employee-related costs for additional headcount and stock-based compensation expense, as well as a $5.6 million increase in preclinical expenses related to our portfolio expansion and other program costs, primarily related to the completion of toxicology studies on our gene therapy product candidate, FX201, and ongoing manufacturing and testing of GMP batches to start clinical testing, as well as the upfront payment of $3.0 million to Xenon Pharmaceuticals for the acquisition of the global rights to XEN402, and an increase of $5.4 million in development expenses for ZILRETTA, including CMC and clinical trial costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32.1 million and $32.8 million for the three months ended September 30, 2019 and 2018, respectively. Selling expenses were $23.9 million and $23.7 million for the three months ended September 30, 2019 and 2018, respectively, which represents an increase of $0.2 million. General and administrative expenses were $8.2 million and $9.1 million for the three months ended September 30, 2019 and 2018, respectively, which represents a decrease of $0.9 million.

Selling, general and administrative expenses were $97.5 million and $90.7 million for the nine months ended September 30, 2019 and 2018, respectively. Selling expenses were $72.4 million and $64.6 million for the nine months ended September 30, 2019 and 2018, respectively. The year-over-year increase in selling expenses of $7.8 million was primarily due to salary and other employee-related costs and external costs related to marketing and reimbursement support activities. General and administrative expenses were $25.1 million and $26.1 million for the nine months ended September 30, 2019 and 2018, respectively, which represents a decrease of $1.0 million.

Other Income (Expense)

Interest income was $0.7 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively. Interest income was $2.6 million and $3.6 million for the nine months ended September 30, 2019 and 2018. The decrease in interest income was primarily due to a decrease in the average investment balance.

Interest expense was $4.7 and $3.9 million both for the three months ended September 30, 2019 and 2018, respectively. Interest expense was $12.5 million and $11.8 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in interest expense can be attributed to the write-off of unamortized costs associated with the 2015 term loan facility when it was refinanced in the third quarter of 2019.

Liquidity and Capital Resources

For the nine months ended September 30, 2019, we generated $49.3 million in net product revenue. We have incurred significant net losses in each year since our inception, including net losses of $169.7 million, $137.5 million, and $71.9 million, for fiscal years 2018, 2017, and 2016, respectively, and $116.3 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $635.1 million. We anticipate that we will continue to incur losses over the next few years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt and convertible debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through September 30, 2019, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and convertible debt, and through venture debt financing. From our inception through September 30, 2019, we had raised approximately $796 million from such transactions, including amounts from our initial and follow-on public offerings during 2014, 2016 and 2017, as well as our term loan facility entered into in 2015 and 2019 and our 2024 Convertible Notes issuance in 2017. As of September 30, 2019, we had cash, cash equivalents, and marketable securities of $175.8 million.  Based on our current operating plan we anticipate that our existing cash, cash equivalents, and marketable securities will fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this report. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an objective of capital preservation.

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

The following table shows a summary of our cash flows for each of the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash flows used in operating activities	$(109,816)	$(117,761)
Cash flows provided by investing activities	83,836	111,613
Cash flows provided by (used in) financing activities	26,520	(4,475)
Net increase (decrease) in cash and cash equivalents	$540	$(10,623)

Net Cash Used in Operating Activities

Operating activities used $109.8 million of cash in the nine months ended September 30, 2019. The cash flow used in operating activities resulted primarily from our net loss for the period of $116.3 million and changes in our operating assets and liabilities of $13.5 million, offset by non-cash charges of $19.9 million. Changes in our operating assets and liabilities consisted primarily of a $16.2 million increase in accounts receivable, a $6.2 million increase in inventory and a $0.8 million decrease in lease liabilities and other long-term liabilities primarily due to principal lease payments, partially offset by a $0.3 million decrease in prepaid expenses and other current assets and an increase of $9.5 million in accounts payable and accrued expenses. Our non-cash charges consisted primarily of $12.1 million of stock-based compensation expense, $6.5 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, $0.9 million related to the amortization of right-of-use assets, $0.7 million of depreciation, $0.4 million of non-cash interest expense related to amortization of the final payment due on the 2015 term loan and $0.4 million related to the loss on debt extinguishment, partially offset by $1.2 million of net accretion of discounts related to our investments.

Operating activities used $117.8 million of cash in the nine months ended September 30, 2018. The cash flow used in operating activities resulted primarily from our net loss for the period of $129.1 million and changes in our operating assets and liabilities of $6.6 million, offset by non-cash charges of $17.9 million. Changes in our operating assets and liabilities consisted primarily of a $8.4 million increase in accounts receivable, a $3.0 million increase in inventory, and $1.3 million increase in prepaid expenses and other current assets, partially offset by an increase of $6.1 million in accounts payable and accrued expenses. Our non-cash charges consisted primarily of $11.6 million of stock-based compensation expense, $5.8 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, and $1.5 million of depreciation, partially offset by $0.8 million of amortization and accretion related to our investments.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $83.8 million in the nine months ended September 30, 2019. Net cash provided by investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $191.1 million, partially offset by cash used to purchase marketable securities of $106.1 million.  In addition, $1.1 million of cash was used for capital expenditures, including $0.2 million for lab equipment and $0.9 million for manufacturing equipment associated with the expansion of our manufacturing facilities at Patheon.

Net cash provided by investing activities was $111.6 million in the nine months ended September 30, 2018. Net cash provided by investing activities consisted primarily of cash received from the redemption and sale of marketable securities of $269.4 million, partially offset by cash used to purchase marketable securities of $157.1 million. In addition, $0.7 million of cash was used for capital expenditures, including $0.2 million for lab equipment and $0.4 million for leasehold improvements related to an expansion of our Burlington, Massachusetts headquarters.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $26.5 million for the nine months ended September 30, 2019. Net cash provided by financing activities in the nine months ended September 30, 2019 consisted primarily of $40.0 million of gross proceeds received from the new 2019 term loan facility, as well as $1.0 million received from employee stock purchases through our employee stock purchase plan, partially offset by $14.4 million of principal payments on our 2015 term loan.

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

Convertible Notes

On May 2, 2017, we issued $201.3 million aggregate principal amount of 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.375% per year, payable semi-annually in arrears on May and November 1st of each year. The 2024 Convertible Notes will mature on May 1, 2024, unless repurchased or converted earlier. The 2024 Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election (subject to certain limitations in the 2015 term loan), at a conversion rate of approximately 37.3413 shares of common stock per $1,000 principal amount of the 2024 Convertible Notes, which corresponds to a conversion price of approximately $26.78 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $19.72 on May 2, 2017, the date the 2024 Convertible Notes offering was priced. As of May 2, 2017, the fair value of the 2024 Convertible Notes was $136.7 million. Our 2024 Convertible Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the 2024 Convertible Notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair value of our 2024 Convertible Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $187.9 million at September 30, 2019.

Foreign Currency Exchange

Most of our transactions are conducted in the U.S. dollar. We do have certain agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of September 30, 2019 we had $3.6 million in liabilities denominated in British Pounds. A hypothetical 10% change in foreign exchange rates would result in a $0.4 million change in the value of our liabilities. No other payables to vendors were denominated in currencies other than in U.S. dollars. As of September 30, 2019, we had $3.3 million in cash denominated in British Pounds. A hypothetical 10% change in foreign exchange rates would result in a $0.3 million change in the amount of cash denominated in British Pounds.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2019, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. To date, we have focused primarily on developing our commercialized product, ZILRETTA. Any additional product candidates we develop will require substantial development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $169.7 million, $137.5 million, and $71.9 million, for fiscal years 2018, 2017, and 2016, respectively, and $116.3 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $635.1 million. We expect to incur net losses over the next few years as we continue to invest in the commercialization of ZILRETTA and advance our development programs.

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

We also expect to continue to incur substantial and increased expenses as we invest in the commercialization of ZILRETTA, scale up commercial manufacturing of ZILRETTA, conduct additional clinical trials for this product and continue our development activities with respect to ZILRETTA and our pipeline product candidates. As a result of the foregoing, we expect to continue to incur significant losses and negative cash flows over the next few years.

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

As of September 30, 2019, we had cash, cash equivalents, and marketable securities of approximately $175.8 million and working capital of $187.3 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital requirements for at least the next 12 months from the issuance date of the financial statements included in this report. Regardless of our expectations as to how long our cash, cash equivalents, and marketable securities will fund our operations, changing circumstances may cause us to consume capital more rapidly than we currently anticipate.

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

On August 2, 2019, we entered into the Amended and Restated Credit and Security Agreement with Silicon Valley Bank, MidCap Financial Trust, and Flexpoint MCLS Holdings, LLC which provides for a term loan of $40.0 million and a revolving credit facility up to $20.0 million. We concurrently drew down the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on our prior credit facility. The Amended and Restated Credit and Security Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

With respect to ZILRETTA, while we have established our commercial team and sales force, there are many factors that could cause the commercialization of ZILRETTA to be unsuccessful, including a number of factors that are outside our control. The commercial success of ZILRETTA depends on the extent to which patients and physicians accept and adopt ZILRETTA as a treatment for OA pain of the knee, and we do not know whether our or others’ revenue estimates in this regard will be accurate. For example, if the patient population suffering from OA pain of the knee is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to use ZILRETTA, the commercial potential of ZILRETTA will be limited. In addition, if ZILRETTA is not convenient for physicians to use, then it may not achieve widespread adoption, regardless of its efficacy and safety. For example, ZILRETTA is a buy-and-bill product and must be administered only by a health care professional in an office, clinic or hospital setting. In addition, ZILRETTA requires a multi-step preparation process, which may discourage some physicians from using ZILRETTA. Moreover, ZILRETTA’s product label indicates that it is not intended for repeat administration, and we believe this has negatively impacted our commercialization efforts. While we successfully completed a Phase 3b repeat dose study of ZILRETTA and have submitted an sNDA to the FDA, we cannot predict whether or when the FDA will agree to modify the ZILRETTA product label with respect to repeat administration. We also do not know how physicians, patients and payers will respond to the pricing of ZILRETTA in the long-term. In the third quarter of 2019, we introduced a volume-based rebate program to eligible purchasers and healthcare providers of ZILRETTA that positively impacted sales for the quarter. We are unable to predict how this rebate program could potentially affect buying patterns and net sales in future quarters.

If we experience any disruption in the commercial supply of ZILRETTA due to manufacturing or distribution issues, the disruption would impact ZILRETTA sales and may adversely affect physicians’, patients’ and payers’ assessment of ZILRETTA, negatively impacting uptake and long-term commercialization efforts.

Physicians may not prescribe ZILRETTA and patients may be unwilling to use ZILRETTA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for ZILRETTA in terms of label updates or clinical development in additional indications, may adversely impact the commercial results and potential of ZILRETTA. Thus, significant uncertainty remains regarding the commercial potential of ZILRETTA.

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

Additionally, our strategy in the United States includes distributing ZILRETTA through a limited network of third-party specialty distributors, a specialty pharmacy, group purchasing organizations and other third parties. While we have entered into these agreements to purchase and/or distribute ZILRETTA in the United States, the counterparties may not perform as agreed or they may terminate their agreements with us. For example, ZILRETTA sales are concentrated with two specialty distributors, which together represented approximately 81% and 94% of our sales for the years ended December 31, 2018 and 2017, respectively. Loss of either specialty distributor through contract termination or its failure to distribute effectively would adversely affect ZILRETTA’s distribution. While we have entered into these agreements on commercially reasonable terms, there is no guarantee that we will be able to continue to do so, if at all.

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

We and any future collaborators that we may engage will be competing with many companies that currently have extensive and well-funded marketing and sales operations. If we, alone or with commercialization partners, are unable to compete successfully against these established companies, the commercial success of ZILRETTA or any other approved products will be limited. In addition, if we are unable to effectively develop and maintain our commercial team, including our U.S. sales force, or maintain and, if needed, expand, our customer base, including specialty distributors, specialty pharmacies, group purchasing organizations and other direct customers, our ability to effectively commercialize ZILRETTA and generate product revenues would be limited.

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

As of January 1, 2019, we received a product-specific J-Code for ZILRETTA (J-3304), which may reduce reluctance by physicians to prescribe ZILRETTA based on reimbursement concerns. However, some third-party payers nevertheless may require documented proof that patients meet certain eligibility criteria in order to be reimbursed for ZILRETTA, for example requiring that a patient first try and fail treatment with an injection of generic corticosteroid or limiting repeat administration. Also, third-party payers may require that pre-approval, or prior-authorization, be obtained from the payer for reimbursement of ZILRETTA, or limit coverage to one injection or a limited number of injections over a set time period. Patients are unlikely to use ZILRETTA and, if approved, any other products, unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. For example, ZILRETTA is sold to physicians on a “buy and bill” basis. Buy and bill products must be purchased by healthcare providers before they can be administered to patients. Healthcare providers subsequently must seek reimbursement for the product from the applicable third-party payer, such as Medicare or a health insurance company. Healthcare providers may be reluctant to administer ZILRETTA because they would have to fund the purchase of the product and then seek reimbursement, because they may consider ZILRETTA reimbursement rates to be lower as compared with other treatments, or because they do not want the additional administrative burden required to obtain reimbursement for the product.

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

While the FDA granted approval of ZILRETTA based on the data included in the NDA, including data from our completed pivotal Phase 3 clinical trial, we do not know whether the results that served as the basis for the FDA’s approval of ZILRETTA will be consistent with commercial results as a large number of patients and broader populations are exposed to ZILRETTA and are exposed over longer periods of time, including results related to safety and efficacy.  New data relating to ZILRETTA, including from adverse event reports or our ongoing studies of ZILRETTA in other indications, may result in changes to the product label and may adversely affect sales, or result in withdrawal of ZILRETTA from the market. The FDA and regulatory authorities in other jurisdictions may also consider any new data in connection with further marketing approval applications. If ZILRETTA or any additional approved products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including at the federal level several recent U.S. Congressional inquiries and legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payers. The Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed a rule modifying the federal Anti-Kickback Statute discount safe harbor which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize ZILRETTA and any future products for which we receive regulatory approval.

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

While ZILRETTA has been approved for the management of OA pain of the knee, the approved product label contains a limitation of use, or LOU, stating that ZILRETTA is not intended for repeat administration. On December 17, 2018, we submitted a supplemental new drug application, or sNDA, to the FDA to revise the product label for ZILRETTA. The sNDA is based on data from an open-label Phase 3b clinical trial, which indicated that repeat administration of ZILRETTA for treatment of OA knee pain was safe and well tolerated with no deleterious impact on cartilage or joint structure observed through X-ray analysis. We may not be successful in our efforts to modify or remove the LOU. It is possible that the FDA will disagree with our analysis or will find the data submitted in the sNDA insufficient to approve a label revision.  If we are unable to revise or expand the label for ZILRETTA, our ability to fully market ZILRETTA may be limited.

While ZILRETTA has been approved by the FDA for the treatment of patients with OA of the knee in the United States, it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market ZILRETTA for other indications or in other jurisdictions, or in order to market any of our other product candidates, we must obtain regulatory approval for each indication and in each applicable jurisdiction, and we may never be able to get such approval for ZILRETTA or our other product candidates. In particular our pipeline product candidates, FX201 and FX301, are at early stages of development and FX301 may never reach IND submission or human clinical trials, in which case we may never recover our investment.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials. In particular, the results generated in our completed ZILRETTA pivotal Phase 3 clinical trial do not ensure that any ongoing or future ZILRETTA clinical trial, including our ongoing clinical trials of ZILRETTA in other indications, will be successful or consistent with the results generated in the Phase 3 trial.

Product candidates may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, while FX201 has demonstrated successful results in numerous animal models, it has not been tested in humans and we cannot predict if it will behave similarly in humans as it has in the animal studies. In addition to the safety and efficacy trials of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. In any event, our future clinical trials may not be successful.

If ZILRETTA or any other product candidate is found to be unsafe or lack efficacy or feasibility in particular indications, we will not be able to obtain regulatory approval for the indication and our business could be materially harmed.

(*) Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval for our product candidates.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices, including activities undertaken by third parties on our behalf, may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. For example, we participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the United States. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations, including as a result from recent changes to our commercial contracting and pricing strategies, to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition. In addition, the HHS Office of Inspector General and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price, or AMP, and best price, or BP, for compliance with reporting requirements under the Medicaid Drug Rebate Program. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations. Moreover, while we do not bill third-party payers directly and our customers make the ultimate decision on how to submit claims, from time-to-time we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians or other providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occurs, it could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside of the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Our other product candidates also rely on sole sources of supply for the preclinical and clinical supply of materials. The manufacturing processes for our product candidates are complex, and it may difficult or impossible to finalize appropriate processes for the scaled manufacture of the product candidates.

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

(*) We have in-licensed or acquired a portion of our intellectual property necessary to develop our product candidates, and if we fail to comply with our obligations under any of these arrangements, we could lose such intellectual property rights.

We are a party to and rely on several arrangements with third parties, which give us rights to intellectual property that is necessary for the manufacture of ZILRETTA and the development of FX201 and FX301. In addition, we may enter into similar arrangements in the future. Our current arrangements impose various development, royalty and other obligations on us. If we materially breach these obligations or if our counterparts fail to adequately perform their respective obligations, these exclusive arrangements could be terminated, which would result in our inability to develop, manufacture and sell products that are covered by such intellectual property.

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

(*) Specialty distributor and specialty pharmacy buying patterns and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our short-term results.

        Our results of operations, including, in particular, product sales revenues, may vary from period to period due to a variety of factors, including the buying patterns of our specialty distributors and specialty pharmacy, which vary from quarter to quarter. In the event specialty distributors and the specialty pharmacy with whom we do business determine to limit their purchases of ZILRETTA, sales of ZILRETTA could be adversely affected. For example, in advance of an anticipated price increase or a reduction in expected rebates or discounts, customers may order ZILRETTA in larger than normal quantities which could cause sales of ZILRETTA to be lower in subsequent quarters than they would have been otherwise. Further, any changes in purchasing patterns, inventory levels, increases in returns of ZILRETTA, delays in purchasing products or delays in payment for products by one of our specialty distributors or specialty pharmacy could also have a negative impact on our revenue and results of operations.

(*) If the estimates we make, or the assumptions on which we rely, in preparing our consolidated financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and the related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates our critical and other significant estimates and judgments, including among others, those associated with revenue recognition and the sales allowances and accruals, valuation of inventory, accrued research and development expenses, and stock-based compensation expense. We base our estimates on historical experience, known trends and events, contractual milestones, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Any significant differences between our actual results and our estimates could materially affect our financial position, results of operations and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit number	Description of document

3.1	Amended and Restated Certificate of Incorporation of Flexion (Exhibit 3.1, Current Report on Form 8-K, filed with the SEC on February 19, 2014).

3.2	Amended and Restated Bylaws of Flexion (Exhibit 3.2, Current Report on Form 8-K, filed with the SEC on February 19, 2014).

4.1	Form of Common Stock Certificate of Flexion (Exhibit 4.1, Registration Statement on Form S-1 (File No. 333-193233), as amended, filed with the SEC on January 29, 2014).

4.2	Indenture, dated May 2, 2017, by and between Flexion and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1, Current Report on Form 8-K, filed with the SEC on May 2, 2017).

4.3

Form of Note representing Flexion’s 3.375% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1, Current Report on Form 8-K, filed with the SEC on May 2, 2017).

10.1

Amended and Restated Credit and Security Agreement dated as of August 2, 2019, by and among Flexion Therapeutics, Inc., Silicon Valley Bank as agent, MidCap Financial Trust, Flexpoint MCLS Holdings, LLC and the other lenders from time to time party thereto (Exhibit 10.5, Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2019).

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

101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flexion Therapeutics, Inc.

Date: November 7, 2019	By:	/s/ Michael D. Clayman
Michael D. Clayman
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ David Arkowitz
David Arkowitz
Chief Financial Officer
(Principal Accounting and Financial Officer)