Form 10-K
period 2019-12-31
Flexion Therapeutics Inc
filed 2020-03-12
CIK 1419600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36287

Flexion Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-1388364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 Mall Road, Suite 301 Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 305-7777

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	FLXN	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 28, 2019, was $409,302,635.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2020 was 38,551,706.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2019.

FLEXION THERAPEUTICS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2019

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, contains “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding our future discovery, development and commercialization activities, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: we have incurred significant losses since our inception and we expect to incur substantial losses for the foreseeable future and may never achieve or maintain profitability; we have a limited history of commercializing ZILRETTA® and have not received regulatory approval for any other product candidates; we may require additional capital prior to completing development and commercializing any of our product candidates in development; we may be unable to successfully commercialize ZILRETTA or any of our other product candidates; we rely on third parties to manufacture and conduct the clinical trials of ZILRETTA and our development-stage product candidates, which could limit our commercialization efforts or delay or limit their future development or regulatory approval; we may be unable to adequately maintain and protect our proprietary intellectual property assets, which could impair our commercial opportunities; and other risks detailed below in “Item 1A. Risk Factors.”

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

ZILRETTA was approved by the U.S. Food & Drug Administration, or FDA, on October 6, 2017 and launched in the United States shortly thereafter. We market ZILRETTA to prescribing physicians through our own field sales force of approximately 110 Musculoskeletal Business Managers, or MBMs.

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

o

numeric improvement when compared with placebo and immediate-release TA at each time point through 12 weeks on exploratory measures – WOMAC A (pain), WOMAC B (stiffness) and WOMAC C (function) and the Knee Injury and Osteoarthritis Outcome Score (KOOS) quality of life subscale; and

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

ZILRETTA has demonstrated significant, durable relief for OA knee pain and, as such, can address an important unmet need among patients, physicians and healthcare payers. We believe that ZILRETTA holds the potential to become the leading IA medicine for OA knee pain.

In December 2018, we submitted a supplemental New Drug Application, or sNDA, to the FDA to revise the product label for ZILRETTA to allow for repeat administration. The sNDA submission was based on data from a Phase 3b single-arm, open-label clinical trial which evaluated the safety and tolerability of repeat administration of ZILRETTA. On December 26, 2019, we announced that the FDA approved the sNDA. The revised product label removed language which previously stated that ZILRETTA was “not intended for repeat administration” and replaced it with language stating that “the efficacy and safety of repeat administration of ZILRETTA have not been demonstrated.” FDA determined that because the data were not from a randomized, placebo-controlled clinical trial, the Phase 3b results were insufficient to warrant full removal of a Limitation of Use statement, or LOU. The new label includes a study description and safety data from the Phase 3b repeat administration trial and nonclinical toxicology data from previously submitted single and repeat administration studies in non-diseased animals. In addition, the revised label removed a statement that described a single secondary exploratory endpoint in the original Phase 3 pivotal trial comparing ZILRETTA to immediate release TA crystalline suspension.

We believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain of the shoulder and adhesive capsulitis (AC), commonly referred to as “frozen shoulder,” and in December 2019, we initiated a double-blind, placebo-controlled Phase 2 trial to evaluate the efficacy of ZILRETTA in patients with either shoulder OA or AC.  The data are anticipated in 2021.

OA is a type of degenerative arthritis that is caused by the progressive breakdown and eventual loss of cartilage in one or more joints. Arthritis is the most common cause of disability in the U.S. and OA is the most common joint disease, affecting more than 30 million adults in the U.S. and these numbers are expected to grow as a result of aging, obesity and sports injuries. OA commonly affects large weight-bearing joints like the knees and hips, but also occurs in the shoulders, hands, feet and spine. Patients with OA suffer from joint pain, tenderness, stiffness and limited movement. As the disease progresses, it becomes increasingly painful and debilitating, culminating, in many cases, in the need for total joint arthroplasty, or TJA.

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

According to IQVIA, in 2018 approximately 5 million patients in the U.S. received an IA injection treatment for knee OA pain. That population was comprised of approximately 4.5 million patients who were treated with immediate-release steroids and roughly 900,000 patients who received hyaluronic acid, or HA, with some patients receiving both treatments in the same year. The HA utilization occurred despite guidance from prominent medical societies, including the American Academy of Orthopedic Surgeons stating that HA is an ineffective treatment for knee OA, and a number of major commercial payers no longer reimburse for the entire class of HA products. In addition, according to SmartTRAK in 2018, HA sales in the U.S. were $1 billion, with a cost per course of treatment ranging from $245 to $2,000. Our market research indicates that, given the limitations of immediate-release steroids and HAs, physicians are open to new treatment options, like ZILRETTA, which can provide their patients with enhanced durable pain relief.

We have established a clinical trial program designed to expand ZILRETTA’s product label, and we are currently enrolling patients in a Phase 2 trial of ZILRETTA in both shoulder OA and adhesive capsulitis. IQVIA data indicate that, in 2018, healthcare practitioners administered roughly 600,000 immediate release steroid injections for the treatment of shoulder OA. An additional approximately 200,000 injections were administered to patients for the treatment of adhesive capsulitis.

We have a growing pipeline with two product candidates focused on the local treatment of musculoskeletal conditions: FX201 and FX301. FX201, is a gene therapy product candidate designed to stimulate the production of an anti-inflammatory protein, interleukin-1 receptor antagonist (IL-1Ra), with the goal of providing at least one year of pain relief from OA of the knee and improving function. Based on its mechanism of action, we believe FX201 also holds the potential to arrest disease progression. In October of 2019, the FDA cleared the Investigational New Drug (IND) application for FX201, allowing for initiation of a Phase 1 dose-escalation study. If data from that study are supportive, we intend to initiate a Phase 2 proof of concept trial in 2021.

FX301, is a locally administered NaV1.7 inhibitor, known as funapide, formulated for extended release in a thermosensitive hydrogel. The initial development of FX301 is intended to support administration as a peripheral nerve block for management of post-operative pain. We believe FX301 has the potential to provide effective, non-opioid pain relief for 3-5 days, while preserving extremity motor function, which is typically compromised by local anesthetic peripheral nerve block. We held a pre-IND meeting with FDA in January, and we remain on track to initiate FX301 clinical trials in 2021.

We have worldwide commercialization rights for ZILRETTA, FX201 and FX301. We also have an exclusive worldwide license agreement with Southwest Research Institute, or SwRI®, with respect to the use of SwRI’s proprietary microsphere manufacturing technologies for certain steroids formulated with PLGA, including ZILRETTA. Our PLGA formulation technology is protected through a combination of patents, trade secrets, and proprietary know-how.  In addition, we own or have rights to various trademarks, copyrights and trade names used in our business, including FLEXION®, ZILRETTA® and FLEXFORWARD®. Our logos and trademarks are the property of Flexion Therapeutics, Inc.  All other brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of us, by the trademark or trade dress owners.

Our Strategy

Our goal is to cost-effectively discover, develop and commercialize novel, locally administered medicines that can safely and effectively address significant unmet medical needs associated with musculoskeletal conditions, with a particular interest in OA, post-operative pain and low back pain. The principal elements of our strategy include the following:

•

Establish ZILRETTA as the leading IA treatment for OA knee pain and maximize its value by expanding approved indications. Based on ZILRETTA’s clinical profile, we believe that it can be the first-line IA therapy for OA knee pain. Immediate-release IA steroids leave the joint rapidly and typically fail to confer pain relief of sufficient magnitude or duration. Since, by medical practice, steroids typically are not injected more frequently than every three months, patients can experience a recurrence in, or increasing, pain during that time. ZILRETTA is specifically formulated using our proprietary PLGA-based microsphere technology to slowly and continuously release drug in the joint for over 12 weeks.

ZILRETTA is currently approved for the treatment of OA knee pain, but we believe that it has the potential for broader use, specifically in the shoulder. In December 2019, we initiated a Phase 2 trial of ZILRETTA in OA shoulder pain and adhesive capsulitis.

•	Bolster our robust pipeline of high-quality product candidates to address unmet medical needs. We seek to progress our product candidates, FX201 and FX301, and further build our product pipeline through a combination of internal research and selective business development activities. In 2017, we established the Flexion Innovation Lab in Woburn, Massachusetts to support our research and development activities.

•

Leverage our infrastructure to efficiently and cost-effectively develop and commercialize ZILRETTA and our product candidates. We have built up extensive knowledge, expertise and capabilities in the development and commercialization of locally delivered medicines for musculoskeletal conditions.

•

Retain commercial rights in the United States and selectively partner outside of the United States. Because IA therapies in the United States are administered by a relatively small number of specialists, particularly orthopedists and rheumatologists, we believe we can realize the greatest value for our shareholders by fully exploiting our know-how and capabilities. The U.S. represents the most attractive market for ZILRETTA, and potentially for FX201 and FX301, and as a result, we aim to retain the commercial rights to our product and programs in the U.S. while we look to selectively partner outside of the United States.

Overview

Osteoarthritis

OA, also referred to as degenerative joint disease, is the most common joint disease in the U.S. according to the U.S. Centers for Disease Control and Prevention, or the CDC, affecting more than 30 million adults. These numbers are expected to grow in the years ahead as a result of aging, obesity and sports injuries.

•	According to the CDC, approximately 40% of U.S. adults are obese, which increases the risk of developing OA.
•	Knee injury is common, particularly amongst young athletes, and increases the risk of developing OA later in life by more than five-fold.
•	OA accounts for over $185 billion of annual healthcare expenditures, which does not include loss of productivity costs.
•

According to a study published by the Osteoarthritis Research Society International, U.S. patients with symptomatic radiographic knee OA were 23% more likely to die prematurely than people free from OA independent of age, sex, and race.

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

Common Treatments for OA

In early-stage disease, treatment begins with non-pharmacologic therapy including exercise, weight control and physical therapy. As the disease progresses, physicians prescribe pharmacologic therapy, typically beginning with acetaminophen and progressing to oral NSAIDs, including COX II inhibitors, topical NSAIDs or SNRIs. Physicians may also treat OA pain with opioids; however, these drugs have serious drawbacks and are generally considered to be a suboptimal therapy for chronic non-cancer pain, like that associated with OA.

When non-pharmacologic therapy and oral pain medications prove inadequate, physicians typically transition patients to IA injections. Immediate-release steroids have historically served as the first line IA therapy, and TA, the corticosteroid used in ZILRETTA, is amongst the most commonly prescribed IA corticosteroid injections. When immediate-release steroids no longer provide sufficiently durable pain relief, patients may progress to IA HA, a significantly more expensive therapy with only marginally greater effect than placebo.

Due to severe pain that can no longer be controlled therapeutically, many patients opt to have TJA, which is costly and painful. One of the most prevalent TJA procedures in the U.S. is total knee arthroplasty. Compared to existing drug therapy, total knee arthroplasty is very expensive, with average costs ranging between $25,000 and $60,000, and many patients (~20%) are dissatisfied with the outcome of this procedure. The earlier a patient receives TJA, the more likely it is that the knee implant will wear out over time and they will require revision surgery in following years. According to IQVIA, in 2018, there were approximately 1.3 million total knee arthroplasties performed in the U.S.

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

IA therapies, including immediate-release steroids and HA therapies, are generally well-tolerated but provide pain relief that is often insufficient or inadequate in duration. Historically, all IA steroid therapies approved for OA are immediate-release suspensions or solutions that leave the joint within hours to days, and they are rapidly absorbed systemically, which may result in undesirable side effects. For example, IA immediate-release steroid injections are associated with a rapid elevation of blood glucose in diabetics, which can be of clinical concern. While IA steroids demonstrate large initial analgesic effects relative to other therapies, as a result of leaving the joint quickly, IA steroids typically fail to confer pain relief of sufficient magnitude or duration. In addition, current clinical practice generally indicates that IA steroid suspensions not be administered more frequently than once every three months. Based on market research we have recently conducted, approximately 50% of patients surveyed who received IA immediate-release steroids were unsatisfied with the duration of benefit.

Despite estimated U.S. sales of approximately $1 billion in 2018, IA HA therapies, which are approved only for treatment in the knee, produce only marginally more effective pain relief than placebo and may have no discernible effect on a patient’s ability to carry out their daily activities. In treatment guidelines for non-operative management of knee OA published in May 2013, both the American Academy of Orthopaedic Surgeons (AAOS) and the American College of Rheumatology (ACR) concluded that data from then-current published studies did not show clinically meaningful effectiveness for HA injections. As a result, the guidelines do not recommend HA treatment for symptomatic knee OA due to lack of efficacy and, most recently, certain insurance carriers are no longer providing policy coverage of HA.

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

The Flexion Pipeline

Our pipeline strategy is to continue to study ZILRETTA in other areas and, if feasible, expand ZILRETTA’s product label to include additional indications and broaden its scope of administration, advance our other product candidates, FX201 and FX301, through clinical development and build a robust pipeline of additional locally administered therapies to address musculoskeletal conditions.

FX201

FX201 is an IA gene therapy candidate which is designed to induce the local production of interleukin-1 receptor antagonist (IL-1Ra), an anti-inflammatory protein. Preclinical data suggest that following injection of FX201, its genetic material is incorporated into local cells, and IL-1Ra is expressed in response to inflammation in the joint tissues. Inflammation is a known cause of pain, and chronic inflammation is thought to play a major role in the progression of OA. By persistently suppressing inflammation, we believe FX201 has the potential to both reduce pain and possibly arrest disease progression. In early October 2019, the FDA cleared the IND application for FX201, and we subsequently initiated a Phase 1 first-in-human trial. Nonclinical safety and efficacy data submitted in the IND application indicated that a single administration of FX201 was well-tolerated, had no significant biodistribution outside the target tissues, and pharmacology studies with the rat, mouse, and horse orthologues in animal models of OA showed symptomatic improvement and delay in disease progression. Positive data showing dose-dependent decreases in the severity of cartilage and bone lesions following anterior cruciate ligament transection in rats were presented at the American College of Rheumatology Annual Meeting in November 2019. The preclinical data established a potentially safe and efficacious starting dose for the Phase 1 single ascending dose study. The trial is expected to enroll approximately 15 - 24 patients who will be followed for 104 weeks, with initial readout anticipated in 2021. In March 2020, the first two patients were treated in the Phase 1 dose-escalation trial. We acquired the global rights to FX201 from GeneQuine Biotherapeutics GmbH, or GeneQuine, and have an exclusive license to the underlying intellectual property rights for human use of FX201 from Baylor College of Medicine, or Baylor.

FX301

In September 2019, we acquired global rights to develop and commercialize XEN402, Xenon’s NaV1.7 inhibitor known as funapide, for management of post-operative pain. Our FX301 preclinical product candidate consists of funapide formulated for extended release within a thermosensitive hydrogel, for administration as a peripheral nerve block for control of post-operative pain. The proprietary formulation of the thermosensitive hydrogel was developed in our Innovation Lab. Within minutes following injection, the thermosensitive formulation has been shown to transition from a liquid to a gel, an effect that we believe can provide local delivery of funapide near target nerves for up to a week. Unlike typical local anesthetics, the selective pharmacology of funapide has the potential to provide effective non-opioid pain relief for 3-5 days, while preserving extremity motor function, which is typically compromised by local anesthetic peripheral nerve block. As such, we believe FX301 could enable ambulation, rapid discharge, and early rehabilitation following musculoskeletal surgery. We are conducting preclinical toxicology studies, and if supportive, we anticipate filing an IND application to initiate FX301 clinical trials in 2021.

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

In December 2018, we submitted a sNDA to the FDA to revise the product label for ZILRETTA to allow for repeat administration. The sNDA submission was based on data from a Phase 3b single-arm, open-label clinical trial.

On December 26, 2019, we announced that the FDA approved the sNDA. The revised product label removed language which previously stated that ZILRETTA was “not intended for repeat administration” and replaced it with language stating that “the efficacy and safety of repeat administration of ZILRETTA have not been demonstrated.” FDA determined that because the data generated were not from a randomized, placebo-controlled clinical trial, the Phase 3b results were insufficient to warrant full removal of a LOU statement. The new label includes a study description and safety data from the Phase 3b repeat administration trial and nonclinical toxicology data from previously submitted single and repeat administration studies in non-diseased animals. In addition, the revised label removed a statement that described a single secondary exploratory endpoint in the original Phase 3 pivotal trial comparing ZILRETTA to immediate release TA crystalline suspension.

Summary of Active and Key Completed Clinical Trials

Prior to FDA approval, we completed seven clinical trials evaluating ZILRETTA (also known as FX006) against either immediate release TA crystalline suspension, or TAcs, placebo (saline), or both in patients with OA of the knee. In total, 424 patients were treated with a single IA injection (32mg) of ZILRETTA in those trials.

Active Clinical Trials

•

We believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain of the shoulder and adhesive capsulitis (AC), commonly referred to as “frozen shoulder”, and in December 2019, we initiated a double-blind, placebo-controlled Phase 2 trial to evaluate the efficacy of ZILRETTA in patients with either shoulder OA or AC. The study is expected to enroll up to 250 patients – approximately 135 with shoulder OA and 115 with shoulder AC.

The Phase 2 trial, known as the RANGE study, separates cohorts of patients by their diagnosis of shoulder OA or AC into two parallel groups. Patients in each cohort are randomized (1:1) to either a single intra-articular injection of ZILRETTA or normal saline. The primary endpoint for both cohorts of the trial is the magnitude of pain relief versus placebo as measured by the overall change in daily shoulder pain with movement score from baseline to 8 weeks post injection. Patients in each cohort are then stratified by baseline pain scores. Shoulder AC patients are further stratified by pain duration since onset, and they also utilize a home exercise program during the study.

Each participant will be evaluated for 24 weeks following injection. The trial is expected to be completed in 2021.

•

In May 2018, we initiated an open-label Phase 3b trial assessing the effect of a single administration of ZILRETTA on synovitis (inflammation of the synovial membrane) in patients with OA of the knee. Patients in the study undergo initial ultrasound examination and MRI scans with contrast of the index knee at baseline and then return to the clinic at Weeks 6 and 24 for MRI scans and other assessments. We completed a primary endpoint analysis of our open-label, single-arm, Phase 3b trial assessing the effect of a single administration of ZILRETTA on synovitis in patients with knee OA. The data indicate that treatment with ZILRETTA resulted in a significant reduction (>50%) in synovial tissue volume at Week 6 compared to baseline (N=89 patients). These patients also reported improvements in pain and function scores over this time period. Patients continued to be followed in the trial to capture additional, longer-term exploratory measures as synovitis, or inflammation of the synovial membrane, is believed to play an important role in the progression of OA.

Additional Completed Studies

•

In February 2019, results from an open-label Phase 3b clinical trial evaluating the safety and efficacy of repeat administration of ZILRETTA in patients with OA of the knee were published in the peer-reviewed journal, Rheumatology and Therapy. The data indicated that repeat administration of ZILRETTA for treatment of OA knee pain was safe and well tolerated with no deleterious impact on cartilage or joint structure observed through X-ray analysis conducted at baseline and Week 52. The primary endpoint of the study was the safety and tolerability of repeat administration of ZILRETTA in patients with symptomatic OA of the knee. The patients enrolled in the study generally had longstanding and extensive disease, with more than two-thirds of the participants presenting with Kellgren-Lawrence (KL) Grade 3 (37.5%) or Grade 4 (30.3%), the most radiographically severe form of OA. The data also indicate that the magnitude and duration of pain relief experienced by patients after both the first and second injections was comparable and similar to the clinical benefit of ZILRETTA in the pivotal Phase 3 trial.  These data served as the basis for our aforementioned sNDA and subsequent label update.

•

In April 2019, we announced that results from a post-hoc analysis of data from the pivotal Phase 3 trial of ZILRETTA were published in Advances in Therapy. The findings indicated that patients with unilateral OA knee pain experienced significant and durable pain relief with a single intra-articular injection of ZILRETTA compared to TAcs as measured by ADP scores. These results suggest that bilateral knee pain may have been a confounding factor in the pivotal trial, which assessed the impact of ZILRETTA treatment in only one knee.

•

At the 2019 Osteoarthritis Research Society International World Congress (OARSI) held in May, we presented positive results from the Phase 2 pharmacokinetic (PK) study evaluating ZILRETTA in patients with hip OA. The data showed PK profiles consistent with previous studies in the knee. Additionally, we presented a poster on the previously published Phase 3b data indicating repeat administration of ZILRETTA resulted in substantial improvements in OA knee pain and had no deleterious impact on cartilage or joint structure. We also gave an encore poster presentation of data from an in vitro study, which suggests that TA can have dose-dependent chondroprotective effects on inflamed and injured cartilage.

•

In May 2019, we announced that results from a pooled analysis of data from three Phase 2/3 randomized clinical trials on the use of rescue medications with ZILRETTA were published in the peer-reviewed journal, Pain and Therapy. The analysis showed that the overall number of rescue medication tablets used per day through Week 24 was significantly less for ZILRETTA compared to both saline-placebo (LSM difference, −0.43) and immediate-release TAcs (–0.24). The safety profile of ZILRETTA in this pooled analysis was consistent with that of the pivotal Phase 3 trial.

•

Also in May 2019, we paused enrollment in a Phase 3 trial of ZILRETTA in hip OA pain due to a non-safety related issue which resulted in the inability to deliver a full dose in a small number of trial participants. In November, we determined that an exploratory study designed to resolve the issue was unsuccessful, and as a result, we made the decision to discontinue the Phase 3 trial.

•

In July 2019, we presented new findings from a post-hoc subgroup analysis based onKL Grade of the open-label Phase 3b repeat administration trial of ZILRETTA in patients with knee OA at the American Orthopaedic Society for Sports Medicine (AOSSM). The analysis, which evaluated the efficacy of initial and repeat administration of ZILRETTA in patients with symptomatic knee OA ranging in radiographic severity from KL Grades 2 to 4, indicated that ZILRETTA consistently reduced OA knee pain for at least 12 weeks after each injection, regardless of KL Grade. The incidence of treatment emergent adverse events, or AEs were similar across all KL Grades and the most commonly reported AEs were consistent with those reported in previous clinical studies of ZILRETTA.

•

In October 2019, we announced that results from a Phase 2a study evaluating the safety and systemic exposure of concurrent injections of ZILRETTA in patients with bilateral knee OA were published in the peer-reviewed journal, Therapeutic Advances in Musculoskeletal Disease. Findings from the open-label randomized study showed that concurrent, bilateral administration of ZILRETTA appeared safe and well tolerated, resulting in reduced systemic exposure and substantially lower plasma concentrations of TA compared to immediate-release TAcs.

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

Commercial Strategy

We have established a commercial infrastructure designed to drive the adoption and sales of ZILRETTA with the approximately 10,500 prescribers who treat approximately 70% of patients diagnosed with OA pain of the knee who receive an IA treatment. Of these prescribers, approximately 80% are orthopedists and rheumatologists. We distribute ZILRETTA through a limited network of third-party specialty distributors, a specialty pharmacy, group purchasing organizations and other third parties. While we believe that the United States represents the most attractive market for ZILRETTA, we continue to evaluate opportunities and potential partnerships to develop and commercialize ZILRETTA in territories outside the United States where we believe there is the potential for value-based pricing and reimbursement.

Of patients who are treated for OA pain of the knee with an IA injection, we estimate that approximately 70% receive IA injections from orthopedic surgeons or their attendant physician extenders (i.e. physician assistants and nurse practitioners). Approximately 8% of patients receive IA injections from physical medicine and rehabilitation specialists and rheumatologists, and approximately 7% of patients are treated by sports medicine specialists. Approximately 10% are treated by primary care physicians. The remaining IA injections are administered by a wider array of health care providers, including physician assistants and nurse practitioners.

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

Also available are stem cell and platelet rich plasma, or PRP, injections, but these require on site preparation from tissue or blood taken from the patient, have generated questionable efficacy in controlled clinical trials, and we believe they are unlikely to be a broadly embraced therapeutic option for OA patients. Because these are minimally manipulated autologous therapies, they do not require and have not received FDA review or approval. For that reason, they are generally not reimbursed by payers and patients must pay out of pocket to receive these therapies. Furthermore, the American Association of Hip & Knee Surgeons issued a position statement indicating that it cannot recommend biologic therapies, including stem cell and PRP injections, for the treatment of advanced hip or knee arthritis. The American Academy of Hip and Knee Surgeons (AAHKS) and ACR recently issued guidelines strongly recommending against use of IA stem cell therapy and PRP for the treatment of OA.

In addition to marketed IA medications for OA, other companies have OA product candidates in advanced stages of clinical development. These product candidates include:

•

Anika Therapeutics, Inc.’s Cingal®, which is a mixture of Anika’s Monovisc combined with a low dose of a commonly used immediate-release steroid. Anika filed a Pre-Market Application with the FDA for Cingal based on a single pivotal clinical trial. In December 2015, Anika announced that due to the steroid component of the product, it needed to file this product candidate under an NDA. In June 2018, Anika announced Cingal did not achieve statistical significance at the primary endpoint of 26 weeks in an active comparator study. Subsequently, Anika completed an extension study to 39 weeks and announced an intention to include the data in a package for a meeting with the FDA planned for the first quarter of 2019. In February 2019, Anika announced that, based on their discussions with the FDA, they will need to conduct another Phase 3 clinical trial before they can potentially obtain approval for Cingal in the U.S. Anika announced plans to conduct a pilot study to evaluate the full-scale Phase 3 trial design. Anika previously indicated they expect to initiate the pilot study in the first half of 2020.

•

Kolon TissueGene, Inc.’s Invossa™, which is a combination of human allogeneic chondrocytes and TGF-β1 transfected allogeneic chondrocytes. In November 2018, Kolon TissueGene announced they enrolled the first patient in a pivotal U.S. Phase 3 trial. In April 2019, the FDA suspended the U.S. Phase 3 trial due to a Chemistry, Manufacturing, and Controls (CMC) concern.

•

Ampio Pharmaceuticals, Inc.’s Ampion™, which is a derivative of human serum albumin, is described as having anti-inflammatory properties, and is formulated for immediate-release. In 2018, the FDA provided guidance that Ampio should complete an additional Phase 3 trial of KL4 severe OA of the knee patients carried out under Special Protocol Assessment to support a Biologics License Application, or BLA. Ampio previously indicated it expects its Phase 3 trial to be completed in Q1 2020.

•

Centrexion Therapeutics Corporation’s CNTX-4975, which is a synthetic, ultra-pure injection of trans-capsaicin. Centrexion previously indicated that it expects results from its Phase 3 VICTORY-1 trial and VICTORY-3 trial in Q1 2020 and results from its Phase 3 VICTORY-2 trial in Q3 2020.

•

Samumed’s SM04690 (lorecivivint), a small molecule inhibitor of the Wnt pathway is under development as a potential disease modifying drug. In May 2019, Samumed commenced its first Phase 3 pivotal trial, STRIDES-XRAY, for lorecivivint. Samumed previously indicated that the estimated trial completion date is December 2020.

•

A number of investigational nerve growth factor antibodies are in development. In January 2019, Pfizer and Lilly announced results from a second Phase 3 study showing that the tanezumab 5 mg treatment arm met all three co-primary endpoints at 24 weeks, demonstrating statistically significant improvement in pain and function compared with those receiving placebo. In contrast, in the 2.5 mg treatment arm, patients’ overall assessment of their OA was not statistically different than placebo. Rapidly progressive OA was seen in 2.1% of tanezumab-treated patients and was not observed in the placebo arm. In December 2019, Pfizer filed a U.S. regulatory submission with the FDA for tanezumab 2.5mg SC in patients with moderate to severe OA. Teva and Regeneron’s fasinumab is in Phase 3 development, with three trials underway, and key data are expected in 2020.

•

In October 2019, Taiwan Liposome Company announced the initiation of a Phase 3 trial for TLC599, which is a liposomal formulation of dexamethasone sodium phosphate. The company previously announced that its estimated primary completion date for the trial is August 2021.

•	Servier and Galapagos NV’s S201086/GLPG1972, an ADAMTS-5 inhibitor, is currently in Phase 2 clinical development.
•

In February 2020, UNITY Biotechnology announced the Phase 2 study of UBX0101 in patients with moderate-to-severe knee OA was fully enrolled with 183 patients. Both 12- and 24-week results are expected in the second half of 2020.UBX0101 is a senolytic small molecule inhibitor of the MDM2/53 protein interaction, which selectively targets the senescent cells that accumulate in osteoarthritic knee tissue and aimed at treating an underlying cause of the disease.

Intellectual Property/Patents and Proprietary Rights

Intellectual Property and Exclusivity

We are building a broad, worldwide intellectual property portfolio to protect the proprietary position of ZILRETTA, our product candidates and technology through a combination of patents, trade secrets, proprietary know-how, FDA exclusivity and contractual restrictions on disclosure.

Patents and Patent Applications

We are building a broad, worldwide intellectual property portfolio to protect the proprietary position of ZILRETTA and our product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We actively apply for, maintain, and plan to defend and enforce, as needed, our internally developed and externally licensed or acquired patent rights. Furthermore, we continue to search for and evaluate opportunities to in-license intellectual property relevant to our business.

ZILRETTA

We own three U.S. ZILRETTA patents as well as counterpart foreign patents and patent applications covering composition of matter, methods of manufacture and methods of use. Our U.S. ZILRETTA patents have expiration dates in 2031. The ZILRETTA composition of matter invention is the result of several unique discoveries relating to a narrow drug load specification, a certain release profile of polymers, specific polymer weights and ratios and clinical efficacy observed within a dose-range. The U.S. patents directed to ZILRETTA’s composition of matter and methods of use are listed in the FDA Orange Book. We also have pending U.S. applications directed at compositions of matter similar to ZILRETTA, as well as methods of making and using the same, if resulting in an issued patent, could provide additional related claims expiring in 2031.

In 2019, we had a patent granted in South Korea, further expanding our global intellectual property portfolio including patents in Australia, Canada, China, Indonesia, Japan, Mexico, New Zealand, Saudi Arabia, the Russian Federation, Singapore, South Africa, Taiwan and Ukraine. These foreign patents cover the composition of matter, methods of manufacturing and methods of using ZILRETTA and are similar in scope to the protection in the U.S. described above. In addition, we are continuing to prosecute our patent applications pending in Europe and additional countries throughout the world directed to ZILRETTA and related inventions.

We have also in-licensed intellectual property, owned by SwRI, which gives us exclusive rights to SwRI patents covering our proprietary microsphere manufacturing technology used in the production of ZILRETTA. These patents are scheduled to expire in 2025.

FX201

In December 2017, we acquired the global rights to FX201 from GeneQuine. As part of the transaction with GeneQuine, we became the direct exclusive licensee of certain foundational patents, patent applications and other proprietary rights owned by Baylor that are related to FX201 for human applications. These patents generally cover the composition of matter and method of use of FX201 in the treatment of OA. In June 2019, the U.S. PTO issued patent number 10,301,647, which covers the composition of matter and method of use of FX201 in the treatment of OA with a term through January of 2033. In addition, the Baylor patents related to FX201 are issued in Europe, with an expiry date in 2032, and in Australia, Japan, China and Eurasia with expiry dates in 2033. We are continuing to prosecute the Baylor patent applications related to FX201 which are pending in Canada and India. Further, we have a pending patent application covering effective dosages of FX201 in the treatment of OA in humans, which is expected to provide protection until 2039.

FX301

In September 2019, we acquired global rights to develop and commercialize funapide from Xenon, which we have formulated for extended release with our proprietary thermosensitive hydrogel as FX301. As part of the transaction with Xenon, we acquired foundational patents and patent applications covering the composition of matter, methods of use and methods of manufacture related to funapide. We own patents directed to funapide granted in the U.S. as well as Australia, Canada, China, Europe, Hong Kong, Mexico and New Zealand with expiry dates in 2030. In addition, we have a pending patent application covering composition of matter, method of use and method of manufacture for FX301, which is expected to provide protection until 2039.

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

FX201 Related Agreements

In December 2017, we acquired the global rights to develop and commercialize FX201. As part of the asset purchase transaction with GeneQuine, we made an upfront payment of $2.0 million.  In 2018, we paid GeneQuine a $750,000 milestone payment for initiating a GLP toxicology study of FX201. In addition, we paid GeneQuine a

$750,000 payment in November 2019 following the FDA acceptance of the IND application for FX201. This milestone was recognized as research and development expense in the fourth quarter of 2019. The next milestone of $2.5 million was achieved in March 2020 when the first patient was treated in the Phase 1 clinical trial.  We may also be required to make additional milestone payments during the development of FX201, including up to $4.5 million through the Phase 2 proof of concept, or PoC, clinical trial and, following successful PoC, up to an additional $51.5 million in development and global regulatory approval milestone payments.  As part of the transaction with GeneQuine, we became the direct licensee of certain underlying Baylor patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants us an exclusive, royalty-bearing, worldwide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires us to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, we also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of preclinical and initial clinical supplies of FX201. In addition, we recently entered into a manufacturing agreement that secures clinical trial supply of FX201 through Phase 3 clinical trials.

FX301 Related Agreements

In September 2019, we acquired from Xenon, global rights to develop and commercialize funapide formulated for extended release with our novel, proprietary thermosensitive hydrogel under our preclinical program known as FX301.. As part of the asset purchase transaction with Xenon, we made an upfront payment to Xenon of $3.0 million.  We may also be required to make additional milestone payments during the development of FX301, including up to $9.0 million through initiation of a Phase 2 proof of concept (PoC) clinical trial and, following successful PoC, up to $40.8 million in development and global regulatory approval milestone payments and up to an additional $75.0 million in sales-related milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired and recognized as research and development expense in September 2019 as the FX301 product candidate had not been commercially approved and had no alternative future use. Future milestone payments earned prior to regulatory approval of FX301 will be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned subsequent to regulatory approval will be recognized as an intangible asset and amortized to expense over the estimated life of FX301. As of December 31, 2019, no milestones under the arrangement had been achieved. As part of the transaction, we became the direct licensee of certain underlying Xenon patents and other proprietary rights related to funapide for human applications.  The Xenon agreement grants us an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patents directly related to funapide, with a similar royalty-free license to other Xenon proprietary rights directly related to funapide. The agreement with Xenon includes a tiered royalty ranging from mid-single digits to low double digits that is based on aggregate annual net sales of FX301 and requires us to use reasonable efforts to develop FX301 according to timelines set out in the agreement.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the biopharmaceutical product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the biopharmaceutical product candidate and, among other things, the manufacturer must develop methods for testing the safety, identity, strength, quality and purity of the final biopharmaceutical product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biopharmaceutical product candidate does not undergo unacceptable deterioration over its shelf life.

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
•

new requirements under the federal Open Payments program, created under Section 6002 of PPACA, and its implementing regulations, that manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to Centers for Medicare and Medicaid Services, or CMS, information related to “payments or other transfers of value” made or distributed to physicians, as defined by such law, and teaching hospitals, and that applicable manufacturers and applicable group purchasing organizations report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members;

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

There remain judicial and Congressional challenges to numerous provisions of PPACA.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of PPACA or otherwise circumvent some of the requirements for health insurance mandated by PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, signed into law on December 22, 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals that fail to maintain qualifying health coverage for all of part of a year commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace PPACA will impact PPACA.

In addition, since the PPACA was enacted, other legislative changes have been proposed and adopted that may impact the extent to which we are able to successfully commercialize any of our product candidates that receive regulatory approval. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, two percent per fiscal year through 2029 unless Congress takes additional action. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including at the federal level several recent U.S. Congressional inquiries and legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize ZILRETTA and any future products for which we receive regulatory approval.

We expect that PPACA reform, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, as well as additional downward pressure on the price that we receive for any approved product, including ZILRETTA.

Regenerative Medicine Advanced Therapies

As part of the 21st Century Cures Act, Congress amended the FDCA to create the regenerative medicine advanced therapies, or RMAT, designation. The RMAT designation is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. RMAT covers cell therapies, gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. A sponsor may request that the FDA designate a regenerative medicine advanced therapy concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the criteria are met, including whether there is preliminary clinical evidence indicating the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine advanced therapy may be eligible for priority review or accelerated approval through surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine advanced therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Employees

As of December 31, 2019, we had 288 full-time employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Research and Development

We invested $69.6 million, $53.1 million, and $51.2 million in research and development in the years ended December 31, 2019, 2018 and 2017, respectively.

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

We have a limited operating history. To date, we have focused primarily on developing our commercialized product, ZILRETTA. Any additional product candidates we develop will require substantial development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $149.8 million, $169.7 million, and $137.5 million for fiscal years 2019, 2018, and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $668.6 million. We expect to incur net losses over the next few years as we continue to invest in the commercialization of ZILRETTA and advance our development programs.

We have devoted most of our financial resources to product development and commercialization. To date, we have financed our operations exclusively through the sale of equity securities and debt. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. The U.S. Food and Drug Administration, or FDA, granted marketing approval and we launched commercial sales of ZILRETTA in the fourth quarter of 2017. We have a limited history of commercializing ZILRETTA and cannot guarantee that our commercialization efforts will result in product revenues that meet our peak sales expectations or those of analysts and investors.

We also expect to continue to incur substantial and increased expenses as we invest in the commercialization of ZILRETTA, scale up commercial manufacturing of ZILRETTA, conduct additional clinical trials for this product and continue our development activities with respect to our pipeline product candidates. As a result of the foregoing, we expect to continue to incur significant losses and negative cash flows over the next few years.

Our revenues may not be sufficient to cover our future expenses and we may never be profitable.

Our ability to generate significant revenue and achieve profitability depends primarily on our ability to successfully commercialize ZILRETTA, as well as our ability to obtain regulatory approval for and then successfully commercialize other product candidates. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with new pharmaceutical products and development efforts, we are unable to predict the timing or amount of increased expenses, when, or if, we will begin to generate revenue from product sales sufficient to cover our operating expenses or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we determine that additional sales and marketing personnel or other resources are necessary to successfully commercialize ZILRETTA or if we face any legal or regulatory action related to the commercialization of ZILRETTA.

If we are unable to generate sufficient revenues from product sales, particularly from sales of ZILRETTA, or to maintain an acceptable cost structure related to our operations, we may not become profitable and may need to obtain additional funding to continue operations.

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

As of December 31, 2019, we had cash, cash equivalents and marketable securities of approximately $136.7 million and working capital of $159.5 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital requirements for at least the next 12 months from the issuance date of the financial statements included in this report. Regardless of our expectations as to how long our cash, cash equivalents, and marketable securities will fund our operations, changing circumstances may cause us to consume capital more rapidly than we currently anticipate.

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

On August 2, 2019, we entered into the Amended and Restated Credit and Security Agreement with Silicon Valley Bank, MidCap Financial Trust, and Flexpoint MCLS Holdings, LLC which provides for a term loan of $40.0 million and a revolving credit facility up to $20.0 million. We concurrently drew down the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on our prior credit facility. In February 2020, we drew down $20.0 million from the revolving credit facility. The Amended and Restated Credit and Security Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

The Amended and Restated Credit and Security Agreement also contains a minimum revenue covenant that only applies if our liquidity (defined as cash and cash equivalents held with Silicon Valley Bank) falls below $80.0 million. If the revenue covenant becomes applicable to us and we fail to meet it, the commitments under the Amended and Restated Credit and Security Agreement could be terminated and any outstanding borrowings, together with accrued interest, under the Amended and Restated Credit and Security Agreement could be declared immediately due and payable. The restrictive covenants in the Amended and Restated Credit and Security Agreement could prevent us from pursuing business opportunities that we or our stockholders may consider beneficial.  The revenue covenant is set annually and is based on the greater of a conservative percentage of that year’s approved forecast and modest growth over the trailing twelve months of actual sales.

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

ZILRETTA is our only drug that has been approved for sale and it has only been approved for the management of OA pain of the knee for patients in the United States. We are focusing a significant portion of our activities and resources on ZILRETTA, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize ZILRETTA in the United States.

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

Market acceptance of ZILRETTA and any other product for which we receive approval, will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the ability to demonstrate the impact of real world evidence;
•	the timing and market introduction of competitive products;
•	the clinical indications for which the product is approved;
•	acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;
•	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies;
•	the convenience of prescribing, administrating and initiating patients on the product;
•	the potential and perceived advantages and/or value of the product over alternative treatments;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•	the availability of coverage and adequate reimbursement by third-party payers and government authorities to support ZILRETTA’s pricing;
•	the prevalence and severity of adverse side effects; and
•	the effectiveness of sales and marketing efforts.

With respect to ZILRETTA, while we have established our commercial team and sales force, there are many factors that could cause the commercialization of ZILRETTA to be unsuccessful, including a number of factors that are outside our control. The commercial success of ZILRETTA depends on the extent to which patients and physicians accept and adopt ZILRETTA as a treatment for OA pain of the knee, and we do not know whether our or others’ revenue estimates in this regard will be accurate. For example, if the patient population suffering from OA pain of the knee is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to use ZILRETTA, the commercial potential of ZILRETTA will be limited. In addition, if ZILRETTA is not convenient for physicians to use, then it may not achieve widespread adoption, regardless of its efficacy and safety. For example, ZILRETTA is a buy-and-bill product and must be administered only by a health care professional in an office, clinic or hospital setting. In addition, ZILRETTA requires a multi-step preparation process, which may discourage some physicians from using ZILRETTA. Moreover, ZILRETTA’s product label indicates that the efficacy and safety of repeat administration have not been demonstrated, and we believe this may impact our commercialization efforts. While we successfully completed a Phase 3b repeat dose study of ZILRETTA and our sNDA was approved and the product label was modified the FDA did not agree to remove the limitation of use with respect to repeat administration. We also do not know how physicians, patients and payers will respond to the pricing of ZILRETTA in the long-term. In the second half of 2019, we introduced a volume-based rebate program to eligible purchasers and healthcare providers of ZILRETTA that positively impacted sales and we intend to continue to use rebate and discount programs in the future. We are unable to predict how these rebate programs could potentially affect buying patterns and net sales in future quarters.

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

Immediate-release TA and other injectable immediate-release steroids, which are the current intra-articular, or IA, standard of care for OA pain, are available in generic form and are therefore relatively inexpensive compared to the pricing for ZILRETTA. These generic steroids also have well-established market positions and familiarity with physicians, healthcare payers and patients. Although we believe the proven and extended pain relief evidenced in our clinical trials demonstrate that ZILRETTA represents a clinically meaningful and highly efficacious option for patients and physicians, it is possible that we will receive data from additional clinical trials or in a post-marketing setting from physician and patient experiences with the commercial product that does not continue to support such interpretations. It is also possible that the FDA, physicians and healthcare payers will not agree with our interpretation of our existing and future clinical trial data. If we are unable to demonstrate the value of ZILRETTA based on our clinical data, patient experience, as well as real world evidence, our opportunity for ZILRETTA to maintain premium pricing and be commercialized successfully would be adversely affected. For example, although ZILRETTA showed numeric improvements through week 12 in validated, OA specific pain, stiffness, function and quality of life exploratory measures and showed numeric improvements in average daily pain, it did not achieve statistical significance at the week 12 ADP timepoint compared to immediate-release TA. As a result, it is possible that healthcare payers will not agree with our assessment that ZILRETTA’s proven pain relief supports premium pricing.

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

Additionally, our strategy in the United States includes distributing ZILRETTA through a limited network of third-party specialty distributors, a specialty pharmacy, group purchasing organizations and other third parties. While we have entered into these agreements to purchase and/or distribute ZILRETTA in the United States, the counterparties may not perform as agreed or they may terminate their agreements with us. For example, ZILRETTA sales are concentrated with two specialty distributors, which together represented approximately 68% and 81% of our sales for the years ended December 31, 2019 and 2018, respectively. Loss of either specialty distributor through contract termination or its failure to distribute effectively would adversely affect ZILRETTA’s distribution. While we have entered into these agreements on commercially reasonable terms, there is no guarantee that we will be able to continue to do so, if at all.

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

Customer buying patterns and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our short-term results.

Our results of operations, including, in particular, product revenues, may vary from period to period due to a variety of factors, including the buying patterns of our specialty distributors, specialty pharmacy, group purchasing organizations, and other direct purchasers, which vary from quarter to quarter, and may be impacted by seasonality (such as in the first quarter of the year when patient deductibles tend to be reset). In the event these customers with whom we do business limit their purchases of ZILRETTA, sales of ZILRETTA could be adversely affected. For example, in advance of an anticipated price increase or a reduction in expected rebates or discounts, customers may order ZILRETTA in larger than normal quantities which could cause sales of ZILRETTA to be lower in subsequent quarters than they would have been otherwise. Further, any changes in purchasing patterns, inventory levels, increases in returns of ZILRETTA, delays in purchasing products or delays in payment for products by our customers could also have a negative impact on our revenue and results of operations.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize ZILRETTA will be harmed.

We are required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing ZILRETTA for the treatment of patients with OA of the knee. In addition, we must train our sales force to ensure that an appropriate and compliant message about ZILRETTA is being delivered. If we are unable to maintain an effectively trained sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate customers regarding the potential benefits and safety of ZILRETTA and its proper administration, our efforts to successfully commercialize ZILRETTA could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

As of January 1, 2019, we received a product-specific J-Code for ZILRETTA (J-3304), which helped reduce reluctance by physicians to prescribe ZILRETTA based on reimbursement concerns. However, some third-party payers nevertheless may still require documented proof that patients meet certain eligibility criteria in order to be reimbursed for ZILRETTA, for example requiring that a patient first try and fail treatment with an injection of generic corticosteroid. Also, third-party payers may require that pre-approval, or prior-authorization, be obtained from the payer for reimbursement of ZILRETTA, or limit coverage to one injection or a limited number of injections over a set time period. Patients are unlikely to use ZILRETTA and, if approved, any other products, unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. For example, ZILRETTA is sold to physicians on a “buy and bill” basis. Buy and bill products must be purchased by healthcare providers before they can be administered to patients. Healthcare providers subsequently must seek reimbursement for the product from the applicable third-party payer, such as Medicare or a health insurance company. Healthcare providers may be reluctant to administer ZILRETTA because they would have to fund the purchase of the product and then seek reimbursement, because they may consider ZILRETTA reimbursement rates to be lower as compared with other treatments, or because they do not want the additional administrative burden required to obtain reimbursement for the product.

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

While the FDA granted approval of ZILRETTA based on the data included in the NDA, including data from our completed pivotal Phase 3 clinical trial, we do not know whether the results that served as the basis for the FDA’s approval of ZILRETTA will be consistent with commercial results as a large number of patients and broader populations are exposed to ZILRETTA and are exposed over longer periods of time, including results related to safety and efficacy.  New data relating to ZILRETTA, including from adverse event reports or our ongoing studies of ZILRETTA in other indications, may result in additional changes to the product label and may adversely affect sales, or result in withdrawal of ZILRETTA from the market. The FDA and regulatory authorities in other jurisdictions may also consider any new data in connection with further marketing approval applications. If ZILRETTA or any additional approved products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

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
•

new requirements under the federal Open Payments program, created under Section 6002 of PPACA, and its implementing regulations that require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made or distributed to physicians, as defined by such law, and teaching hospitals, and that applicable manufacturers and applicable group purchasing organizations report annually to CMS ownership and investment interests held by physicians and their immediate family members;

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

There remain legal and political challenges to certain aspects of PPACA.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by PPACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, signed into law on December 22, 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals that fail to maintain qualifying health coverage for all of part of a year commonly referred to as the “individual mandate.”  In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, among other things, amended PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”  In December 2018, CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.  On December 14, 2018, a Texas U.S. District Court Judge ruled that PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well.   It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace PPACA will impact PPACA and our business.

In addition, since the PPACA was enacted, other legislative changes have been proposed and adopted that may impact the extent to which we are able to successfully commercialize any of our product candidates that receive regulatory approval. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, two percent per fiscal year through 2029 unless Congress takes additional action. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including at the federal level several recent U.S. Congressional inquiries and legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payers. The Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019 Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize ZILRETTA and any future products for which we receive regulatory approval.

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

While ZILRETTA has been approved for the management of OA pain of the knee, the approved product label originally contained a limitation of use, or LOU, stating that ZILRETTA is not intended for repeat administration.

On December 26, 2019, the FDA approved our supplemental new drug application, or sNDA, to revise the product label for ZILRETTA. The sNDA was based on data from an open-label Phase 3b clinical trial, which indicated that repeat administration of ZILRETTA for treatment of OA knee pain was safe and well tolerated with no deleterious impact on cartilage or joint structure observed through X-ray analysis. While the LOU was updated from stating ZILRETTA was not intended for repeat administration to stating that the efficacy and safety of repeat administration of ZILRETTA have not been demonstrated, we were not successful in our efforts to remove the LOU entirely. The FDA did not find the data submitted in the sNDA sufficient to approve a removal of the LOU.  If we are unable to remove the LOU or expand the label for ZILRETTA, our ability to fully market ZILRETTA may be limited.

While ZILRETTA has been approved by the FDA for the treatment of patients with OA of the knee in the United States, it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market ZILRETTA for other indications or in other jurisdictions, or in order to market any of our other product candidates, we must obtain regulatory approval for each indication and in each applicable jurisdiction, and we may never be able to get such approval for ZILRETTA or our other product candidates. In particular our pipeline product candidates, FX201 and FX301, are at early stages of development and if we cannot complete development of these product candidates and obtain regulatory approvals to market them, we may never recover our investment.

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

Product candidates may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, while FX201 has demonstrated successful results in numerous animal models, it has not been tested in humans yet and we cannot predict if it will behave similarly in our planned first-in human trials as it has in the animal studies. In addition to the safety and efficacy trials of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. In any event, our future clinical trials may not be successful.

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

•

the federal Open Payments program, created under Section 6002 of the PPACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives;

•

state, local, and foreign law equivalents of each of the above federal laws and regulations, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers and entities, or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA, thus complicating compliance efforts;

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices, including activities undertaken by third parties on our behalf, may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. For example, we participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the United States. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations, including as a result from recent changes to our commercial contracting and pricing strategies, to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition. In addition, the HHS Office of Inspector General and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price, or AMP, and best price, or BP, for compliance with reporting requirements under the Medicaid Drug Rebate Program. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including, without limitation, civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations. Moreover, while we do not bill third-party payers directly and our customers make the ultimate decision on how to submit claims, from time-to-time we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians or other providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occurs, it could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside of the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

These factors could cause the disruption of the commercialization of ZILRETTA; delay clinical trials, regulatory submissions, required approvals or commercialization of any of our other product or product candidates; cause us to incur higher costs; or prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required clinical or commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue in the event of a product stockout for ZILRETTA or any of our other product candidates that is approved and launched

Our other product candidates also rely on sole sources of supply for the preclinical and clinical supply of materials. The manufacturing processes for our product candidates are complex, and it may be difficult or impossible to finalize appropriate processes for the scaled manufacture of the product candidates.

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

Risks Related to Our Business Operations and Industry

The novel coronavirus global pandemic could adversely impact our business, including our supply chain, clinical trials and commercialization of ZILRETTA.

In December 2019, a novel strain of coronavirus, which causes the COVID-19 disease, was first reported in Wuhan, China and has since become a global pandemic (the “Coronavirus”). If the Coronavirus continues to spread, particularly in the United States and Europe, we may experience disruptions that could severely impact our supply chain, on-going and future clinical trials and commercialization of ZILRETTA.

For example, the Coronavirus has resulted in increased travel restrictions and the shutdown or delay of business activities in various regions, including certain activities of one of our suppliers in Italy. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the Coronavirus, our ability to continue meeting commercial demand for ZILRETTA in the United States or advancing development of our product candidates may become impaired. Travel restrictions and shutdowns in business operations as a result of the outbreak may also limit our ability to pursue business development activities.

In addition, our commercialization of ZILRETTA may be adversely impacted by the Coronavirus, which could result in patients postponing visits to healthcare provider facilities, healthcare providers closing temporarily closing their offices or restricting patient visits, healthcare provider employees being unavailable and general disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for ZILRETTA to be prescribed, reimbursed and administered to patients.

The Coronavirus continues to rapidly evolve. The extent to which the Coronavirus may impact our business, including our supply chain, clinical trials and commercialization of ZILRETTA, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the pandemic, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic.

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

Our headquarters are located in Burlington, Massachusetts. We are vulnerable to natural disasters such as hurricanes, tornadoes and severe storms, as well as other events that could disrupt our operations. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations. Further, our operations, and those of our contractors, consultants and collaborators, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us, our ability to continue meeting commercial demand for ZILRETTA in the United States or advancing development of our product candidates may become impaired.

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize our affected product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidates or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to such third parties.

In many cases, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights under our collaborative development relationships;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or future, potential customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. If we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Under the currently enacted federal income tax law, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited and could be subject to future limitations under Section 382.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, our Amended and Restated Credit and Security Agreement with Silicon Valley Bank, MidCap Financial Trust, and Flexpoint MCLS Holdings, LLC contains covenants that restrict our ability to pay dividends. Any return to stockholders will therefore be limited to the appreciation of their stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

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

Our offices are located in Burlington, Massachusetts at a leased facility used primarily for corporate functions. Due to increased headcount and future growth plans, during 2019, we amended the lease to expand the facility to approximately 42,000 square feet. The lease for the office space expires in April 2025.  In addition, we lease approximately 5,300 square feet of laboratory space in Woburn, Massachusetts under a lease that expires in 2022.

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

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for our common stock, the Russell 2000 Growth and Biotech index and the Nasdaq Composite Index. The graph assumes an initial investment of $100 on December 31, 2014. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Holders of Record

As of February 28, 2020, there were approximately 15 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2019.

Issuer Repurchases of Equity Securities

None.

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

We have derived the consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and December 31, 2018 from our audited consolidated financial statements appearing elsewhere in this Annual Report.  The selected consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements not included in this document.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product revenue, net	$72,957	$22,524	$355	$—	$—
Operating expenses:
Cost of sales	9,960	7,336	4	—	—
Research and development	69,559	53,079	51,231	41,314	32,691
Selling, general and administrative	129,709	121,311	78,801	28,466	13,372
Total operating expenses	209,228	181,726	130,036	69,780	46,063
Loss from operations	(136,271)	(159,202)	(129,681)	(69,780)	(46,063)
Other (expense) income
Interest income	3,212	4,567	3,718	1,521	1,246
Interest expense	(17,066)	(15,712)	(11,268)	(1,748)	(571)
Other income (expense)	352	688	(250)	(1,887)	(927)
Total other (expense) income	(13,502)	(10,457)	(7,800)	(2,114)	(252)
Net loss	$(149,773)	$(169,659)	$(137,481)	$(71,894)	$(46,315)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(3.93)	$(4.49)	$(4.16)	$(2.84)	$(2.15)
Weighted average common shares outstanding, basic and diluted(1)	38,086	37,751	33,027	25,297	21,497

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:			(in thousands)
Cash, cash equivalents, marketable securities, and long-term investments	$136,660	$258,784	$423,916	$210,329	$118,604
Working capital(2)	159,456	248,425	367,418	191,853	104,044
Total assets	217,560	295,752	441,317	226,262	127,139
Total debt(3)	193,589	158,486	160,010	30,533	15,002
Total stockholders’ (deficit) equity	(20,108)	110,079	260,274	187,032	103,986

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

On October 6, 2017, the U.S. Food and Drug Administration, or FDA, approved our product, ZILRETTA, for marketing in the United States. ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA related knee pain. ZILRETTA is a non-opioid therapy that employs our proprietary microsphere technology to provide extended pain relief. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA met the primary endpoint of pain reduction at Week 12, with statistically significant pain relief extending through Week 16. On December 26, 2019, we announced that the FDA approved a revised product label for ZILRETTA.  The new label removed language that previously stated ZILRETTA was “not intended for repeat administration” and replaced it with language stating that “the efficacy and safety of repeat administration of ZILRETTA have not been demonstrated.”

We have two pipeline programs focused on the local treatment of musculoskeletal conditions: FX201, which is an investigational IA gene therapy product candidate in clinical development for the treatment of OA, and FX301, a preclinical product candidate, which is being developed as a locally administered peripheral nerve block for management of post-operative pain.

We were incorporated in Delaware in November 2007, and to date we have devoted substantially all of our resources to developing our product candidates, including conducting clinical trials with our product candidates, preparing for and undertaking the commercialization of ZILRETTA, providing general and administrative support for these operations and protecting our intellectual property.  From our inception through December 31, 2019, we have raised approximately $796 million and funded our operations primarily through the sale of our common stock, convertible preferred stock, and convertible debt, as well as debt financing.  Until such time, if ever, that we can generate sufficient product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

We have incurred net losses in each year since our inception in 2007. Our net losses were $149.8 million, $169.7 million, and $137.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $668.6 million. Substantially all of our net losses resulted from costs incurred in connection with our development programs and from selling, general and administrative expenses associated with our operations.

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

ZILRETTA is a physician-administered product, and therefore physicians are required to purchase and manage the inventory of ZILRETTA, prior to administering the product to patients. Physicians obtain reimbursement for ZILRETTA from the applicable third-party payer, such as Medicare or a health insurance company, only after it has been administered to patients.  This is called a “buy and bill” process.  Because physicians are at financial risk for the cost of a “buy and bill” product until they have been reimbursed, concerns about reimbursement can impact a physician’s decision to use the product. CMS announced in November 2018, that ZILRETTA had been recommended for a product-specific J code (J3304), which took effect on January 1, 2019. We believe that the product-specific J code, J3304, provides prescribers with confidence in the reimbursement of ZILRETTA, as product-specific J codes are universally recognized by Medicare, as well as by commercial payers.

Our promotional and marketing activities have increased since launch, as our field sales representatives, known as Musculoskeletal Business Managers, or MBMs, have expanded prescriber awareness and utilization of ZILRETTA. Furthermore, our Field Access Managers have been working with physician practices to navigate any reimbursement challenges and to support their awareness of the product-specific Healthcare Common Procedures Coding System (HCPCS) reimbursement code for ZILRETTA (J3304), which became effective on January 1, 2019.

We closely track and provide updates on several uptake metrics to provide perspective on the progress of the ZILRETTA launch. Since the launch in November 2017 through December 31, 2019:

•	3,488 of our approximately 4,972 target accounts had purchased ZILRETTA. This compares to the 3,130 purchasing accounts over the period from launch through September 30, 2019
•	76% of purchasing accounts (2,642) had placed at least one reorder
•	794 accounts had made ZILRETTA purchases of more than 50 units; 1,028 accounts had purchased 11-50 units; and 1,666 accounts had purchased between 1-10 units
•	Accounts purchasing more than 50 ZILRETTA units have been responsible for 81% of the total ZILRETTA units purchased (142,789 units)

On August 2, 2019, we entered into the Amended and Restated Credit and Security Agreement with Silicon Valley Bank as agent, MidCap Financial Trust, Flexpoint MCLS Holdings, LLC, and the other lenders from time to time party thereto (collectively, the Lenders), providing for a term loan of $40.0 million and a revolving credit facility of up to $20.0 million, both of which mature on January 1, 2024. We concurrently drew down the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on our existing term loan with Silicon Valley Bank and MidCap Funding XIII Trust.  The revolving credit facility became available to us beginning January 1, 2020, and in February 2020, we drew down the $20.0 million available.  The Amended and Restated Credit and Security Agreement also contains a minimum revenue covenant that will be in effect at any time our liquidity (defined as cash and cash equivalents held with Silicon Valley Bank) is below $80.0 million.  If the revenue covenant becomes applicable and we fail to comply with it, the amounts due under the Amended and Restated Credit and Security Agreement could be declared immediately due and payable.  The revenue covenant is set annually and is based on the greater of a conservative percentage of that year’s approved forecast and modest growth over the trailing twelve months of actual sales.

We may need to raise additional capital for the commercialization of ZILRETTA and completing clinical development of any of our other product candidates. Until such time that we can generate sufficient product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, including convertible debt financings, government or other third-party funding and collaborations, and licensing arrangements. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others, rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full.

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

Our research and development expenses are expected to increase in the foreseeable future. Specifically, our costs will increase as we conduct additional clinical trials for ZILRETTA and conduct further developmental activities for our pipeline programs.

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

We anticipate that our selling, general and administrative expenses will increase in the future as we continue to build our corporate and commercial infrastructure to support the continued development and commercialization of ZILRETTA or any other product candidates. In particular, we expect to incur ongoing increases in selling, general and administrative expenses related to the commercialization of ZILRETTA, including external marketing expenses and the operation of our field sales force. Additionally, we anticipate increased expenses related to the audit, legal and compliance, regulatory, investor relations and tax-related services associated with maintaining compliance with the SEC and Nasdaq requirements and healthcare laws and compliance requirements, director and officer insurance premiums and other costs associated with operating as a publicly-traded company.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash and cash equivalents balances and our marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense. Interest expense consists of contractual interest on our 2024 Convertible Notes, which accrue interest at a rate of 3.375% per annum, payable semi-annually, our former term loan facility, which accrued interest at a fixed rate of 6.25% per annum and our new term loan facility, which accrues interest at a floating interest rate equal to the greater of the Prime Rate (as reported in the Wall Street Journal) plus 1.50%, or 6.50% per annum. Also included in interest expense is the amortization of the final payment on the term loan and the debt discount related to the convertible notes, which is being amortized to interest expense using the effective interest method over the expected life of the debt.

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

Income Taxes

As of December 31, 2019, we had $404.3 million and $300.0 million of federal and state net operating loss carryforwards, respectively, and $8.6 million and $4.3 million of federal and state research and development tax credit carryforwards, respectively, available to offset our future taxable income, if any. These federal net operating loss carryforwards and research and development tax credit carryforwards expire at various dates beginning in 2029, if not utilized and are subject to review and possible adjustment by the Internal Revenue Service. Approximately $214.8 million of the federal net operating losses have an indefinite carryforward. The state net operating loss carryforwards and research and development tax credit carryforwards expire at various dates beginning in 2030 and 2025, respectively, if not utilized and are subject to review and possible adjustment by the state tax authorities. At December 31, 2019, a full valuation allowance was recorded against our net operating loss carryforwards and our research and development tax credit carryforwards.

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

Revenue Recognition

On October 6, 2017, U.S. Food and Drug Administration, of FDA, approved ZILRETTA. We entered into a limited number of arrangements with specialty distributors and a specialty pharmacy in the U.S. to distribute ZILRETTA. We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

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

Product Revenue, Net— We primarily sell ZILRETTA to specialty distributors and a specialty pharmacy, who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. We also contract directly with healthcare providers and intermediaries such as Group Purchasing Organizations (“GPOs”). In addition, we enter into arrangements with government payers that provide for government mandated rebates and chargebacks with respect to the purchase of ZILRETTA.

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

Service Fees and Allowances—We compensate our customers and GPOs for sales order management, data, and distribution services. However, we have determined such services received to date are not distinct from our sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2019, as well as a reduction to trade receivables, net on the consolidated balance sheets.

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

Purchaser/Provider Discounts and Rebates—Beginning in the third quarter of 2019, we began offering rebates to eligible purchasers and healthcare providers that are variable based on volume of product purchased. Rebates are based on actual purchase levels during the rebate purchase period. We estimate these rebates and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Other Incentives— Other incentives which we offer include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

To date, our only source of product revenue has been from the U.S. sales of ZILRETTA, which we began shipping to customers in October 2017.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	Service Fees, Allowances and Chargebacks	Government Rebates and Other Incentives	Product Returns	Purchaser/Provider Discounts and Rebates	Total
Balance as of January 1, 2017	$—	$—	$—	$—	$—
Provision related to sales in the current year	100	15	2	—	117
Credit or payments made during the period	(40)	—	—	—	(40)
Balance as of December 31, 2017	60	15	2	—	77
Provision related to sales in the current year	1,688	502	124	—	2,314
Credit or payments made during the period	(1,147)	(26)	(1)	—	(1,174)
Balance as of December 31, 2018	601	491	125	—	1,217
Provision related to sales in the current year	5,527	261	334	2,685	8,807
Credit or payments made during the period	(4,281)	(375)	(57)	(1,029)	(5,742)
Adjustments related to prior period sales	—	(129)	—	—	(129)
Balance as of December 31, 2019	$1,847	$248	$402	$1,656	$4,153

Research and Development Expenses

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

RESULTS OF OPERATIONS

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(In thousands)	2019	2018	$ Change	% Change
Revenues
Product revenue, net	$72,957	$22,524	$50,433	223.9%
Operating expenses
Cost of sales	9,960	7,336	2,624	35.8%
Research and development	69,559	53,079	16,480	31.0%
Selling, general and administrative	129,709	121,311	8,398	6.9%
Total operating expenses	209,228	181,726	27,502	15.1%
Loss from operations	(136,271)	(159,202)	22,931	(14.4)%
Other (expense) income
Interest income	3,212	4,567	(1,355)	(29.7)%
Interest expense	(17,066)	(15,712)	(1,354)	8.6%
Other income (expense)	352	688	(336)	48.8%
Total other (expense) income	(13,502)	(10,457)	(3,045)	29.1%
Net loss	$(149,773)	$(169,659)	$19,886	(11.7)%

Product Revenue

We began commercially selling ZILRETTA within the United States in October 2017, following FDA approval on October 6, 2017.  For the years ended December 31, 2019 and 2018, we recorded $73.0 million and $22.5 million, respectively, of net product revenue.  For further discussion regarding our revenue recognition policy, see Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report.

Cost of Sales

Cost of sales was $10.0 million and $7.3 million for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, cost of sales consisted of $8.4 million and $2.3 million, respectively, related to the actual cost of units sold and $0.9 million and $5.0 million, respectively, as a result of unabsorbed manufacturing and overhead costs related to the operation of the facility at Patheon . Cost of sales for the year ended December 31, 2019 also included $0.7 million of period costs and other adjustments. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the vast majority of the costs to manufacture ZILRETTA that were recognized as revenue during the year ended December 31, 2018 were expensed prior to the October 2017 FDA approval and, therefore, are not included in cost of sales during the period. As of December 31, 2018, all of the finished goods inventory that was previously expensed had been sold to customers.

Research and Development Expenses

	Year Ended December 31,
(In thousands)	2019	2018	$ Change	% Change
Direct research and development expenses by program:
ZILRETTA	$22,847	$16,244	$6,603	40.6%
Portfolio expansion	11,384	6,713	4,671	69.6%
Other	3,120	2,345	775	33.0%
Total direct research and development expenses	37,351	25,302	12,049	47.6%
Personnel and other costs	32,208	27,777	4,431	16.0%
Total research and development expenses	$69,559	$53,079	$16,480	31.0%

Research and development expenses were $69.6 million and $53.1 million for the years ended December 31, 2019 and 2018, respectively. The increase in research and development expenses year-over-year of $16.5 million was primarily due to an increase of $4.4 million in salary and other employee-related costs for additional headcount and stock-based compensation expense, an increase of $5.5 million in preclinical expenses related to our portfolio expansion and other programs costs, primarily related to the completion of toxicology studies and ongoing manufacturing of GMP batches to start clinical testing for our gene therapy product candidate, FX201, as well as the upfront payment of $3.0 million to Xenon Pharmaceuticals for the acquisition of the global rights to funapide, and an increase of $6.6 million in development expenses for ZILRETTA, including CMC and clinical trial costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $129.7 million and $121.3 million for the years ended December 31, 2019 and 2018, respectively. Selling expenses were $96.3 million and $87.3 million for the years ended December 31, 2019 and 2018. The year-over-year increase in selling expenses of $9.0 million was primarily due to salary and other employee-related costs and external costs related to marketing and reimbursement support activities. General and administrative expenses were $33.4 million and $34.0 million for the years ended December 31, 2019 and 2018, respectively, which represents a decrease of $0.6 million year over year.

Other Income (Expense)

Interest income was $3.2 million and $4.6 million for the years ended December 31, 2019 and 2018, respectively. The decrease in interest income was primarily due to a decrease in the average investment balance.

Interest expense was $17.1 million and $15.7 million for the years ended December 31, 2019 and 2018, respectively. The increase in interest expense is primarily due to the write-off of unamortized costs associated with the 2015 term loan facility which was extinguished in the third quarter of 2019 and the establishment of the new term loan facility in August 2019 related to the increased outstanding balance.

We recorded other income of $0.4 million for the year ended December 31, 2019, compared to other income of $0.7 million for the year ended December 31, 2018. The decrease in other income, was primarily due to the debt issuance costs related to the term loan facility that was extinguished in the third quarter of 2019 and an increase in losses related to foreign currency exchange rates, partially offset by an increase in accretion related to our investments

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2018	2017	$ Change	% Change
Revenues
Product revenues, net	$22,524	$355	$22,169	NM
Operating expenses
Cost of sales	7,336	4	7,332	NM
Research and development	53,079	51,231	1,848	3.6%
Selling, general and administrative	121,311	78,801	42,510	53.9%
Total operating expenses	181,726	130,036	51,690	39.8%
Loss from operations	(159,202)	(129,681)	(29,521)	22.8%
Other (expense) income
Interest income	4,567	3,718	849	22.8%
Interest expense	(15,712)	(11,268)	(4,444)	39.4%
Other income (expense)	688	(250)	938	(375.2)%
Total other (expense) income	(10,457)	(7,800)	(2,657)	34.1%
Net loss	$(169,659)	$(137,481)	$(32,178)	23.4%

Product Revenue

We began commercially selling ZILRETTA within the United States in October 2017, following FDA approval on October 6, 2017.  For the years ended December 31, 2018 and 2017, we recorded $22.5 million and $0.4 million, respectfully, of net product revenue. For further discussion regarding our revenue recognition policy, see Note 3 to our consolidated financial statements appearing elsewhere in this Form 10-K.

Cost of Sales

Cost of sales was approximately $7.3 million and $4 thousand for the years ended December 31, 2018 and 2017, of which $5.0 million relates to unabsorbed manufacturing and overhead related to the operation of the facility at Patheon for the year ended December 31, 2018.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the vast majority of the costs to manufacture ZILRETTA that was recognized as revenue during the year ended December 31, 2018 were expensed prior to the October 2017 FDA approval of ZILRETTA and, therefore, are not included in cost of sales during the period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories.

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

Research and development expenses were $53.1 million and $51.2 million for the years ended December 31, 2018 and 2017, respectively. The increase in research and development expenses year over year of $1.8 million was primarily due to an increase of $2.7 million in salary and other employee-related costs for additional headcount and stock-based compensation expense, as well as a $2.9 million increase in expenses related to our pipeline program and other program costs, offset by a decrease of $3.8 million in ZILRETTA clinical development expenses primarily due to the marketing approval of ZILRETTA in the fourth quarter of 2017 and timing of clinical trial costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $121.3 million and $78.8 million for the years ended December 31, 2018 and 2017, respectively, for a year-over-year increase of $42.5 million. Selling expenses were $87.3 million and $45.9 million for the years ended December 31, 2018 and 2017, respectively. The increase in selling expenses year over year of $41.4 million was primarily due to salary and related costs associated with additional headcount and costs related to the creation of commercial marketing and sales capabilities. General and administrative expenses were $34.0 million and $32.9 million for the years ended December 31, 2018 and 2017, respectively, which represents an increase of $1.1 million year over year.

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

We recorded other income of $0.7 million for the year ended December 31, 2018, compared to other expense of $0.3 million for the year ended December 31, 2017. Other income, net increased primarily due to the accretion of discounts on marketable securities; whereas in 2017 more securities were purchased at a premium.

Liquidity and Capital Resources

During the year ended December 31, 2019, we generated $73.0 million in net product revenue. We have incurred significant net losses in each year since our inception in 2007, including net losses of $149.8 million, $169.7 million, and $137.5 million for fiscal years 2019, 2018, and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $668.6 million. We anticipate that we will continue to incur losses over the next few years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt and convertible debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Since our inception through December 31, 2019, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and convertible debt, and through venture debt financing. From our inception through December 31, 2019, we had raised approximately $796.0 million from such transactions, including amounts from our initial and follow-on public offerings during 2014, 2016 and 2017 as well as our term loan facility entered into in 2015 and 2019 and our 2024 Convertible Notes issuance in 2017. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $136.7 million.  Based on our current operating plan we anticipate that our existing cash, cash equivalents and marketable securities will fund our operations and debt obligations for at least the next twelve months from the date of issuance of the financial statements included in this report. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

In connection with the Term Loan described in Note 10 of our accompanying consolidated financial statements, if our future cash balance decreases below $80 million, we will need to remain in compliance with a minimum monthly net revenue covenant (determined in accordance with U.S. GAAP), measured on a trailing twelve month basis. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If we are not in compliance with the monthly net revenue covenants or the subjective acceleration clauses are triggered under the agreement, then the lender may call our debt obligation resulting in the us immediately needing additional funds. As of December 31, 2019, we are in compliance with all covenants.

The following table shows a summary of our cash flows for each of the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash flows used in operating activities	$(148,758)	$(160,419)	$(107,831)
Cash flows provided by (used in) investing activities	114,764	125,584	(118,672)
Cash flows provided by (used in) financing activities	29,018	(6,325)	323,497
Net (decrease) increase in cash and cash equivalents	$(4,976)	$(41,160)	$96,994

Net Cash Used in Operating Activities

Operating activities used $148.8 million of cash in the year ended December 31, 2019. Cash used in operating activities resulted primarily from our net loss of $149.8 million and changes in our operating assets and liabilities of $25.6 million, partially offset by non-cash charges of $26.6 million. Changes in our operating assets and liabilities consisted primarily of a $24.0 million increase in accounts receivable, a $7.7 million increase in inventory, partially offset by a $0.1 million decrease in prepaid expenses and other current assets, an increase of $7.0 million in accounts payable and accrued expenses and a $1.0 million decrease in lease liabilities and other long-term liabilities. Non-cash charges consisted primarily of $15.9 million of stock-based compensation expense, $8.7 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, $1.3 million related to the amortization of right-of-use assets -$1.1 million of depreciation and $0.9 million related to non-cash interest expense and loss from debt extinguishment related to our 2015 term loan, partially offset by $1.3 of net accretion of discounts related to our investments.

Operating activities used $160.4 million of cash in the year ended December 31, 2018. Cash used in operating activities resulted primarily from our net loss of $169.7 million offset by changes in our operating assets and liabilities of $14.2 million and non-cash charges of $23.4 million. Changes in our operating assets and liabilities consisted primarily of a $12.7 million increase in accounts receivable, a $5.2 million increase in inventory, and a $2.1 million increase in prepaid expenses and other current assets, partially offset by an increase of $5.8 million in accounts payable and accrued expenses. Non-cash charges consisted primarily of $15.5 million of stock-based compensation expense, $7.8 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, and $1.7 million of depreciation, partially offset by $1.3 million of net accretion of discounts related to our investments.

Operating activities used $107.8 million of cash in the year ended December 31, 2017. The cash used in operating activities in the year ended December 31, 2017 resulted primarily from our 2017 net loss of $137.5 million offset by changes in our operating assets and liabilities of $11.8 million and non-cash charges of $17.9 million. Changes in our operating assets and liabilities consisted primarily of a $2.2 million increase in accounts receivable and inventory, offset by a $0.4 million decrease in prepaid expenses, an increase of $9.4 million in accrued expenses and other current liabilities and an increase of $4.1 million in accounts payable. The increase in accrued expenses and other current liabilities was primarily attributable to increased expenses related to payroll and other employee related expenses, professional service fees and interest expense on loans. Non-cash charges consisted primarily of $11.5 million of stock-based compensation expense, $2.0 million in depreciation expense, $4.8 million related to the amortization of the debt discount and issuance costs related to the 2024 Convertible Notes, and $0.3 million amortization and accretion related to our investments, offset by $0.9 million of premiums paid on securities purchased.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $114.7 million in the year ended December 31, 2019. Net cash provided by investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $234.1 million, partially offset by cash used to purchase marketable securities of $115.5 million. In addition, $3.9 million of cash was used for capital expenditures, including $3.4 million for manufacturing equipment, $0.2 million for lab equipment and $0.3 million for leasehold improvements related to an expansion of our Burlington, Massachusetts headquarters.

Net cash provided by investing activities was $125.6 million in the year ended December 31, 2018. Net cash provided by investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $348.9 million, partially offset by cash used to purchase marketable securities of $222.5 million. In addition, $0.8 million of cash was used for capital expenditures including $0.2 million for manufacturing equipment, $0.2 million for lab equipment and $0.4 million for leasehold improvements related to an expansion of our Burlington, Massachusetts headquarters.

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

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $29.0 million for the year ended December 31, 2019.  Net cash provided by financing activities in the year ended December 31, 2019 consisted primarily $40.0 million of gross proceeds received from the 2019 term loan facility and $3.5 million received from the exercise of stock options and employee stock purchases through our employee stock purchase plan, partially offset by $14.4 million related to the payment of principal on our 2015 term loan and $0.1 million of debt issuance costs related to the 2019 term loan facility.

Net cash used in financing activities was $6.3 million for the year ended December 31, 2018. Net cash used in financing activities in the year ended December 31, 2018 consisted primarily of $10.0 related to the payment of our principal on our 2015 term loan, partially offset by $3.7 million received from the exercise of stock options and employee stock purchases through our employee stock purchase plan.

Net cash provided by financing activities was $323.5 million for the year ended December 31, 2017. Net cash provided by financing activities in the year ended December 31, 2017 consisted of $194.8 million of proceeds received from the issuance of the 2024 Convertible Notes, $132.7 million in proceeds from the follow-on offering of our common stock, and $4.9 million in proceeds from the exercise of stock options and the issuance of common stock related to our employee stock purchase plan that was partially offset by $8.3 million of principal payments on our 2015 term loan and $0.5 million in financing costs associated with our follow-on financing in 2017.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2019:

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligation (including interest)(1)	$49,084	$2,736	$29,427	$16,921	—
Operating lease obligations(2)	8,408	1,987	3,914	2,507	—
Monthly base fee to Patheon(3)	66,011	8,518	17,036	17,036	23,421
2024 Convertible notes obligations(4)	231,248	6,792	13,584	210,872	—
Supply Agreement with Evonik(5)	847	847	—	—	—
Total	$355,598	$20,880	$63,961	$247,336	$23,421

(1)

Represents the contractually required principal and interest payments on our credit facility in accordance with the required payment schedule and the 4.75% final payment to the lender on January 1, 2024. Amounts associated with future interest payments to be made were calculated using a floating interest rate equal to the greater of the prime rate plus 1.5% or 6.5% per annum.

(2)

Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2019 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.

(3)	Represents the contractually required monthly base fee to Patheon for the operation of the manufacturing suite.
(4)	Represents the contractually required interest payments in accordance with the required payment schedule and the final principal payment of $201.3 million due on May 1, 2024.
(5)

Represents contractually required purchases of PLGA for clinical and commercial supply of ZILRETTA. The required purchases are based upon a 24-month rolling forecast of 100% of our total volume requirements for the PLGA product. Only the first 12 months of the 24-month rolling forecast are binding. Beginning in July 2019, the require purchases reduce to 50% of our total volume requirements for the PLGA product. Since the current required binding forecast does not go beyond December 2020, any potential minimum purchase in the year 2021 and beyond are not fixed or determinable and therefore no amounts are presented in the table above.

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

In June 2019, we amended the Lease to add approximately 5,330 square feet of additional office space and extend the term of the Lease through April 30, 2025 (“the Amended Lease”). As a result of the Amended Lease, the total rentable floor area is 41,873 square feet. Starting in August 2019, our minimum monthly lease payment is approximately $108,000, which increases over the term of the Amended Lease. In addition to the base rent for the office space, we are responsible for our share of operating expenses and real estate taxes. The lease commencement date for the additional space, which represents the date we first had access to the space, was July 1, 2019.

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

In June 2019, we and Patheon amended the Manufacturing Agreement and Technical Transfer Agreement.  The amendment primarily modifies the compensation structure, which is comprised of base fees and per product fees we pay to Patheon.

In December 2017, we entered into a definitive agreement with GeneQuine to acquire the global rights to FX201. As part of the asset purchase transaction with GeneQuine, we made an upfront payment to GeneQuine of $2.0 million.  In 2018, we paid GeneQuine $750,000 for the milestone of initiating a GLP toxicology study of FX201. In addition, we paid GeneQuine a $750,000 payment in November 2019 following the FDA acceptance of the IND application for FX201.  This milestone was recognized as research and development expense in the fourth quarter of 2019.  The next milestone of $2.5 million was achieved in March 2020 when the first patient was treated in the Phase 1 clinical trial.  We may also be required to make additional milestone payments during the development of FX201, including up to $4.5 million through the Phase 2 PoC, clinical trial and, following successful PoC, up to an additional $51.5 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired and recognized as research and development expense in December 2017 as the FX201 rights had not been commercially approved and have no alternative future use. The milestone payment for the GLP toxicology study was also recorded to research and development expense in the fourth quarter of 2018. Future milestone payments earned prior to regulatory approval of FX201 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned upon regulatory approval would be recognized as an intangible asset and amortized to expense over its estimated life.  As part of the transaction with GeneQuine, we became the direct licensee of certain underlying Baylor College of Medicine (Baylor) patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants us an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires us to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, we also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of preclinical and initial clinical supplies of FX201.

In September 2019, we acquired the global rights to develop and commercialize Xenon’s NaV1.7 inhibitor, funapide,formulated for extended release using our novel, proprietary thermosensitive hydrogel. The preclinical program is known as FX301. As part of the asset purchase transaction with Xenon, we made an upfront payment to Xenon of $3.0 million.  We may also be required to make additional milestone payments during the development of FX301, including up to $9.0 million through initiation of a Phase 2 proof of concept (PoC) clinical trial and, following successful PoC, up to $40.8 million in development and global regulatory approval milestone payments and up to an additional $75.0 million in sales-related milestone payments. As of December 31, 2019, no milestones under the arrangement had been achieved. As part of the transaction, we became the direct licensee of certain underlying Xenon patents and other proprietary rights related to funapide for human applications.  The Xenon agreement grants us an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patents directly related to funapide, with a similar royalty-free license to other Xenon proprietary rights directly related to funapide. The agreement with Xenon includes a tiered royalty ranging from mid-single digits to low double digits that is based on aggregate annual net sales of FX301 and requires us to use reasonable efforts to develop FX301 according to timelines set out in the agreement.

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

•

We have borrowed $40.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a floating interest rate equal to the greater of the prime rate plus 1.5% or 6.5% per annum.

•	Our 2024 Convertible Notes carry a fixed interest rate and, thus we are not subject to interest rate risk in connection with the 2024 Convertible Notes.
•	We have borrowed $201.3 million under the 2024 Convertible Notes. Amounts outstanding bear interest at a fixed rate of 3.375% per annum.
•

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

Most of our transactions are conducted in U.S. dollars. We do have certain material agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of December 31, 2019, we had approximately $4.3 million in payables to vendors denominated in British pounds. A hypothetical 10% change in foreign exchange rates would result in a $0.4 million change in the value of our liabilities. No other payables to vendors were denominated in currencies other than in U.S. dollars. As of December 31, 2019, we also had approximately $0.7 million in cash denominated in British pounds. A hypothetical 10% change in foreign exchange rates would result a $0.1 million change in the amount of cash denominated in British Pounds.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Flexion Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flexion Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ (deficit) equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations if the Company cannot generate sufficient cash flows from operations in the future.  Also as discussed in Note 1 to the consolidated financial statements, the Company’s debt facility includes financial and nonfinancial covenants. If the Company cannot generate sufficient revenues in the future, the Company may not be in compliance with these covenants and the debt may be called by the lender. Management’s plans in regard to these matters are described in Note 1.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 12, 2020

We have served as the Company’s auditor since 2010.

Flexion Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$82,253	$87,229
Marketable securities	54,407	171,555
Accounts receivable, net	37,115	13,121
Inventories	16,529	7,637
Prepaid expenses and other current assets	5,371	5,500
Total current assets	195,675	285,042
Property and equipment, net	13,662	10,710
Right-of-use assets	8,223	—
Total assets	$217,560	$295,752
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$15,258	$12,340
Accrued expenses and other current liabilities	19,610	14,310
Operating lease liabilities	1,351	—
Current portion of long-term debt	—	9,967
Total current liabilities	36,219	36,617
Long-term operating lease liability, net	7,609	—
Long-term debt, net	40,176	3,640
2024 convertible notes, net	153,413	144,879
Other long-term liabilities	251	537
Total liabilities	237,668	185,673
Commitments and contingencies
Preferred Stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2019 and December 31, 2018 and 0 shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Stockholders’ (deficit) equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,361,476 and 37,946,341 shares issued and outstanding, at December 31, 2019 and December 31, 2018, respectively	38	38
Additional paid-in capital	648,391	628,944
Accumulated other comprehensive loss	62	(77)
Accumulated deficit	(668,599)	(518,826)
Total stockholders’ (deficit) equity	(20,108)	110,079
Total liabilities and stockholders’ (deficit) equity	$217,560	$295,752

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues
Product revenue, net	$72,957	$22,524	$355
Operating expenses
Cost of sales	9,960	7,336	4
Research and development	69,559	53,079	51,231
Selling, general and administrative	129,709	121,311	78,801
Total operating expenses	209,228	181,726	130,036
Loss from operations	(136,271)	(159,202)	(129,681)
Other (expense) income
Interest income	3,212	4,567	3,718
Interest expense	(17,066)	(15,712)	(11,268)
Other income (expense)	352	688	(250)
Total other (expense) income	(13,502)	(10,457)	(7,800)
Net loss	$(149,773)	$(169,659)	$(137,481)
Net loss per common share, basic and diluted	$(3.93)	$(4.49)	$(4.16)
Weighted average common shares outstanding, basic and diluted	38,086	37,751	33,027
Other comprehensive income (loss)
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	139	330	(336)
Total other comprehensive income (loss)	139	330	(336)
Comprehensive loss	$(149,634)	$(169,329)	$(137,817)

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Par Value
Balance at December 31, 2016	31,667	$32	$398,757	$(71)	$(211,686)	$187,032
Issuance of common stock net of issuance costs	5,520	6	132,171			132,177
Issuance of common stock for equity awards	334		3,858			3,858
Employee stock purchase plan	90		1,016			1,016
Stock-based compensation expense			11,542			11,542
Portion of convertible debt proceeds allocated to equity component			62,466			62,466
Net loss					(137,481)	(137,481)
Other comprehensive loss				(336)		(336)
Balance at December 31, 2017	37,611	$38	$609,810	$(407)	$(349,167)	$260,274
Issuance of common stock for equity awards, net of shares withheld for taxes	197		1,653			1,653
Employee stock purchase plan	138		2,022			2,022
Stock-based compensation expense			15,459			15,459
Net loss					(169,659)	(169,659)
Other comprehensive income				330		330
Balance at December 31, 2018	37,946	$38	$628,944	$(77)	$(518,826)	$110,079
Issuance of common stock for equity awards, net of shares withheld for taxes	230		1,726			1,726
Employee stock purchase plan	185		1,820			1,820
Stock-based compensation expense			15,901			15,901
Net loss					(149,773)	(149,773)
Other comprehensive income				139		139
Balance at December 31, 2019	38,361	$38	$648,391	$62	$(668,599)	$(20,108)

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(149,773)	$(169,659)	$(137,481)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,059	1,714	2,008
Amortization of right-of-use assets	1,337	—	—
Stock-based compensation expense	15,901	15,459	11,542
Non-cash interest expense	564	—	—
(Accretion) Amortization of (discount) premium on marketable securities	(1,337)	(1,320)	333
Loss from debt extinguishment	352	—	—
Amortization of debt discount and debt issuance costs	8,714	7,805	4,826
Premium paid on securities purchased	(34)	(214)	(857)
Changes in operating assets and liabilities:
Accounts receivable	(23,994)	(12,711)	(410)
Inventory	(7,674)	(5,244)	(1,799)
Prepaid expenses and other current assets	126	(2,097)	387
Accounts payable	1,702	5,141	4,188
Accrued expenses and other current liabilities	5,326	707	9,432
Lease liabilities	(1,027)	—	—
Net cash used in operating activities	(148,758)	(160,419)	(107,831)
Cash flows from investing activities
Purchases of property and equipment	(3,894)	(852)	(2,146)
Purchases of marketable securities	(115,466)	(222,482)	(356,754)
Sale and redemption of marketable securities	234,124	348,918	240,228
Net cash provided by (used in) investing activities	114,764	125,584	(118,672)
Cash flows from financing activities
Proceeds from the issuance of 2024 convertible notes	—	—	201,250
Proceeds from borrowings under term loan	40,000	—	—
Payment of debt issuance costs	(161)	—	(6,470)
Proceeds from the offering of common stock	—	—	132,666
Payments on notes payable	(14,367)	(10,000)	(8,333)
Payments of public offering costs	—	—	(490)
Proceeds from the exercise of stock options	1,726	1,653	3,858
Proceeds from employee stock purchase plan	1,820	2,022	1,016
Net cash provided by (used in) financing activities	29,018	(6,325)	323,497
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,976)	(41,160)	96,994
Cash, cash equivalents, and restricted cash at beginning of period	87,229	128,389	31,395
Cash, cash equivalents, and restricted cash at end of period	$82,253	$87,229	$128,389
Supplemental disclosures of cash flow information
Cash paid for interest	$8,049	$7,874	$5,080
Non-cash investing and financing activities
Right-of-use asset obtained in exchange for operating lease obligation	$9,560	$—	$—
Portion of debt proceeds allocated to equity component	$—	$—	$62,466
Purchases of property and equipment in accounts payable and accrued expenses	$2,202	$986	$9

The accompanying notes are an integral part of these consolidated financial statements.

Flexion Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

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

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of December 31, 2019, the Company had cash, cash equivalents, and marketable securities of approximately $136.7 million. Management believes that current cash, cash equivalents and marketable securities on hand at December 31, 2019 should be sufficient to fund operations and debt obligations for at least the next 12 months beyond the date of issuance of these financial statements. The future viability of the Company is dependent on its ability to fund its operations through sales of ZILRETTA, or the Company will need to raise additional capital, such as debt or equity offerings, as needed. This funding is necessary for the Company to support the commercialization of ZILRETTA and to perform the research and development activities required to develop the Company’s other product candidates in order to generate future revenue streams. The Company may not be able to obtain financing on acceptable terms, or at all.  If the Company is unable to obtain funding on a timely basis, the Company may need to curtail its operations, including the commercialization of ZILRETTA and its research and development activities, which could adversely affect its prospects.

In connection with the Term Loan described in Note 10, if the Company’s cash balance in the future decreases below $80 million, the Company will need to remain in compliance with a minimum monthly net revenue covenant (determined in accordance with U.S. GAAP), measured on a trailing twelve month basis.  The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If the Company is not in compliance with the monthly net revenue covenants or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt resulting in the Company immediately needing additional funds. As of December 31, 2019, the Company was in compliance with all covenants.

2.	Financing Transactions

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

On October 16, 2017, the Company completed a follow-on public offering of its common stock, which resulted in the sale of 5,520,000 shares of the Company’s common stock at a price to the public of $25.50 per share including shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company received net proceeds from the follow-on financing of $132.2 million after deducting underwriting discounts, commissions, and offering costs paid by the Company

On May 2, 2017, the Company issued an aggregate of $201.3 million principal amount of the 2024 Convertible Notes. The 2024 Convertible Notes have a maturity date of May 1, 2024 are unsecured and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2017. The Company received $194.8 million for the sale of the 2024 Convertible Notes, after deducting fees and expenses of $6.5 million.

The Company’s total issued common stock as of December 31, 2019 was 38,361,476 shares.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The most significant estimates in these consolidated financial statements include estimates related to revenue and accrued expenses related to preclinical and clinical development costs. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Revenue Recognition

On October 6, 2017, U.S. Food and Drug Administration, (the FDA), approved ZILRETTA. The Company entered into a limited number of arrangements with specialty distributors and a specialty pharmacy in the U.S. to distribute ZILRETTA. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

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

Service Fees and Allowances—The Company compensates its customers and GPOs for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2019, as well as a reduction to trade receivables, net on the consolidated balance sheets.

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

Purchaser/Provider Discounts and Rebates—Beginning in the third quarter of 2019, the Company began offering rebates to eligible purchasers and healthcare providers that are variable based on the volume of product purchased. Rebates are based on actual purchase levels during the rebate purchase period. The Company estimates these rebates and records such estimate in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	Service Fees, Allowances and Chargebacks	Government Rebates and Other Incentives	Product Returns	Purchaser/Provider Discounts and Rebates	Total
Balance as of January 1, 2017	$—	$—	$—	$—	$—
Provision related to sales in the current year	100	15	2	—	117
Credit or payments made during the period	(40)	—	—	—	(40)
Balance as of December 31, 2017	60	15	2	—	77
Provision related to sales in the current year	1,688	502	124	—	2,314
Credit or payments made during the period	(1,147)	(26)	(1)	—	(1,174)
Balance as of December 31, 2018	601	491	125	—	1,217
Provision related to sales in the current year	5,527	261	334	2,685	8,807
Credit or payments made during the period	(4,281)	(375)	(57)	(1,029)	(5,742)
Adjustments related to prior period sales	—	(129)	—	—	(129)
Balance as of December 31, 2019	$1,847	$248	$402	$1,656	$4,153

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

Consolidation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Therapeutics Securities Corporation. The Company has eliminated all intercompany transactions for the years ended December 31, 2019, 2018 and 2017. In addition, Flexion Therapeutics, Inc. is registered to do business in the United Kingdom through its branch office located in Swindon, United Kingdom.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees and chargebacks, and doubtful accounts. Allowances for distribution fees and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At December 31, 2019 and 2018, respectively, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the years ended December 31, 2019 and 2018, respectively.

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

Debt Issuance Costs, net

As of December 31, 2019 and 2018, the carrying value of debt issuance costs was $2.9 million and $3.5 million, respectively, and was presented as a direct deduction from the carrying amounts of long-term debt. In addition, $0.6 million, $0.6 million, and $0.4 million, respectively, of debt issuance costs were amortized and recognized as other expense in the statement of operations for the years ended December 31, 2019, 2018 and 2017.

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

As a result of our adoption of “ASU 2018-07”, stock-based awards granted to non-employees are accounted for the same way as awards granted to employees, and such awards will not be re-measured at fair value each reporting period.  We adopted this standard prospectively and there was no impact on previously issued financial statements.

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

Three individual customers accounted for 44%, 25% and 15% for a total 84% of product revenues for the year ended 2019, and two individual customers accounted for 49% and 32% for a total of 81% for the year ended December 31, 2018.    Four individual customers accounted for 42%, 11%, 20%, and 20% for a total of 93% of accounts receivable from product sales for the year ended December 31, 2019, and two individual customers accounted for 52% and 30% for a total of 82% for the year ended December 31, 2018. No other customers accounted for more than 10% of product revenue or accounts receivable for the years ended December 31, 2019 and 2018, respectively.

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

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts payable and accrued expenses, its term loan and 2024 Convertible Notes (Note 10). The estimated fair value of the Company’s financial instruments, with the exception of the 2024 Convertible Notes, approximates their carrying values.

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading.  The market for trading of the 2024 Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.  The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $215.7 million at December 31, 2019.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including the assumed conversion of our 2024 Convertible Notes, outstanding stock options and unvested restricted common stock, except where the result would be anti-dilutive. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of the conversion of the 2024 Convertible Notes, the exercise of outstanding stock options and the vesting unvested restricted common stock. In the diluted net loss per share calculation, net loss would also be adjusted for the elimination of interest expense on the 2024 Convertible Notes, if the impact was not anti-dilutive. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Potential common shares will always be anti-dilutive for periods in which the Company has reported a net loss. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for the years ended December 31, 2019, 2018 and 2017.

Segment Data

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company is a biopharmaceutical company focused on the development and commercialization of novel, local therapies. All revenues for the years ended December 31, 2019, 2018 and 2017 were generated in the United States.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and liabilities, including operating leases, on the balance sheet and disclosing key information about leasing arrangements. The Company adopted ASU 2016-02 on January 1, 2019 using the “Comparatives under 840” approach, which was approved by the FASB in July 2018 as part of ASU 2018-11. Under this method, the consolidated financial statements as of the year ended December 31, 2019 are presented applying the new requirements under ASC 842, while the consolidated financial statements as of the year ended December 31, 2018 are presented under ASC 840.

As part of its adoption of ASU 2016-02, the Company elected the package of practical expedients which allows it to not reassess (1) whether existing contracts contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. Consequently, on adoption, the Company recognized lease liabilities of $7.0 million and corresponding right-of-use (“ROU”) assets of $6.6 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. These lease liabilities and ROU assets relate to operating leases only, as the Company concluded that it does not have any finance leases. The difference between the lease liability and the ROU assets upon adoption relates to the deferred rent balance that had been recorded prior to adoption. The Company determined that no cumulative adjustment to retained earnings was required.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Equity-based payments to nonemployees were previously covered under ASC 505-50 and required companies to measure the awards based on the fair value of the consideration received or the fair value of the equity instruments issued and remeasure the fair value of such awards at each reporting date. The Company adopted ASU 2018-07 prospectively and there was no impact on previously issued financial statements.

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

4.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$69,733	$—	$69,733
Marketable securities	—	54,407	—	54,407
	$—	$124,140	$—	$124,140

	Fair Value Measurements as of December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$57,739	$—	$57,739
Marketable securities	—	171,555	—	171,555
	$—	$229,294	$—	$229,294

As of December 31, 2019 and 2018, the Company’s cash equivalents that are invested in money market funds and overnight repurchase contracts are valued based on Level 2 inputs. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. Amortization and accretion of discounts and premiums are recorded in other income.

The Company had a term loan outstanding under its 2015 credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank (the “2015 term loan”). On August 2, 2019, the Company entered into an amended and restated credit and security agreement with Silicon Valley Bank as agent, MidCap Financial Trust, and Flexpoint MCLS Holdings, LLC (collectively, the “Lenders”), providing for a term loan of $40.0 million (the “2019 term loan”). The Company concurrently borrowed the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on the 2015 term loan. The amount outstanding on the 2019 term loan is reported at its carrying value in the accompanying balance sheet as of December 31, 2019. The Company determined the fair value of the 2019 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2019 term loan was valued using Level 2 inputs as of December 31, 2019.

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

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading. The market for trading of the 2024 Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $215.7 million at December 31, 2019.

5.	Marketable Securities

As of December 31, 2019 and 2018, the fair value of available-for-sale marketable securities by type of security was as follows:

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$6,189	$—	$—	$6,189
U.S. government obligations	29,950	24	—	29,974
Corporate bonds	18,206	38	—	18,244
	$54,345	$62	$—	$54,407

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$36,723	$—	$—	$36,723
U.S. government obligations	39,910	—	(12)	39,898
Corporate bonds	94,999	20	(85)	94,934
	$171,632	$20	$(97)	$171,555

As of December 31, 2019 and 2018, marketable securities consisted of approximately $54.4 million and $171.6 million, respectively, of investments that mature within 12 months. There were no investments with maturities greater than 12 months as of December 31, 2019 and December 31, 2018

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2019 and 2018:

	December 31,
(in thousands)	2019	2018
Prepaid expenses	$5,072	$4,717
Deposits	61	66
Interest receivable on marketable securities	238	717
Total prepaid expenses and other current assets	$5,371	$5,500

7. Inventory

Inventory consisted of the following as of December 31, 2019 and 2018 :

	December 31,
(In thousands)	2019	2018
Raw materials	$2,846	$2,367
Work in process	7,575	3,553
Finished goods	6,108	1,717
Total inventories	$16,529	$7,637

Finished goods manufactured by the Company have a shelf life of approximately 24 months from the date of manufacture. The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During the year ended December 31, 2019, the Company expensed $0.9 million to cost of sales for unabsorbed manufacturing and overhead costs related to the operation of the United Kingdom facility at Patheon UK Limited. At December 31, 2019, the Company determined that no write-downs to inventory for potentially excess, dated or obsolete inventory were required.

8.	Property and Equipment, Net

Property and equipment, net, as of December 31, 2019 and 2018 consisted of the following:

	December 31,
(In thousands)	2019	2018
Computer and office equipment	$1,184	$1,133
Manufacturing equipment	12,147	12,000
Furniture and fixtures	609	604
Software	455	434
Leasehold improvements	1,157	815
Construction—in progress	6,077	1,416
	21,629	16,402
Less: Accumulated depreciation	(7,967)	(5,692)
Total property and equipment, net	$13,662	$10,710

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $1.1 million, $1.7 million, and $2.0 million, respectively. No property or equipment was disposed of during the years ended December 31, 2019 and 2018. As of December 31, 2019, construction in progress consists primarily of equipment purchases related to the expansion of the Company’s manufacturing capabilities at its contract manufacturer, Patheon U.K. Limited.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2019 and 2018:

	December 31,
(In thousands)	2019	2018
Research and development	$1,924	$1,216
Payroll and other employee-related expenses	8,748	8,207
Professional services fees	4,888	2,544
Accrued interest	1,356	1,195
Product revenue reserves	2,306	616
Accrual for employee stock purchase plan	183	251
Other	205	281
Total accrued expenses and other current liabilities	$19,610	$14,310

10.	Debt

Amended and Restated Credit and Security Agreement

Term Loan

On August 4, 2015, the Company entered into a credit and security agreement with MidCap Financial Trust, as agent, and MidCap Financial Funding XIII Trust and Silicon Valley Bank, as lenders, to borrow up to $30.0 million in term loans. In August 2019 the Company terminated the credit and security agreement and paid off the remaining outstanding balance of principal and accrued and unpaid interest on the 2015 term loan, as well as the $2.7 million final payment. As a result, the Company recorded a debt extinguishment loss of $0.4 million primarily related to the write-off of the unamortized portion of the final payment and unamortized debt issuance costs, which have been recorded as a component of interest expense and other expense, respectively, on the statement of operations for the year ended December 31, 2019.

On August 2, 2019, the Company entered into an amended and restated credit and security agreement (the “amended and restated credit and security agreement”) with Silicon Valley Bank as agent, MidCap Financial Trust, Flexpoint MCLS Holdings, LLC, and the other lenders from time to time party thereto (collectively, the “Lenders”), providing for a term loan of $40.0 million and a revolving credit facility of up to $20.0 million, both of which mature on January 1, 2024 (the “Maturity Date”). The Company concurrently borrowed the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on the 2015 term loan. The revolving credit facility became available to us beginning January 1, 2020, and in February 2020, we drew down the $20.0 million available.

The Company granted the Lenders a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed under the amended and restated credit and security agreement. The Company agreed not to encumber any of its intellectual property without the Lender’s prior written consent.

The amended and restated credit and security agreement contains certain representations, warranties, and covenants of the Company, including a minimum revenue covenant that will be in effect at any time the Company’s liquidity (defined as cash and cash equivalents held with Silicon Valley Bank) is below $80.0 million.  The revenue covenant is set annually and is based on the greater of a conservative percentage of that year’s approved forecast and modest growth over the trailing twelve months of actual .  The amended and restated credit and security agreement also has a material adverse event clause. If the revenue covenant becomes applicable and the Company fails to comply with it, or a material adverse change as defined in the agreement occurs, the amounts due under the amended and restated credit and security agreement could be declared immediately due and payable. As of December 31, 2019, the Company was compliant with all covenants.

Borrowings under the 2019 term loan accrue interest monthly at a floating interest rate equal to the greater of the prime rate plus 1.5% or 6.5% per annum. Following an interest-only period of 18 months, principal is due in 36 equal monthly installments commencing February 1, 2021 and ending on the Maturity Date. Upon the Maturity

Date, the Company will be obligated to pay a final payment equal to 4.75% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the straight-line method, which approximates the effective interest method. As of December 31, 2019, the carrying value of the term loan was approximately $40.2 million, all of which is presented as long-term debt in the Company’s condensed consolidated balance sheet as of December 31, 2019.

The Company may prepay the term loan at any time by paying the outstanding principle balance, a final payment equal to 4.75% of the term loan amount, all accrued interest and a prepayment fee of 3% of the outstanding term loan amount if repaid in the first year, 2% of the outstanding term loan amount if repaid in the second year, and 1% of the outstanding term loan amount if repaid in the third year of the loan; no prepayment fee is required thereafter.

Revolving Credit Facility

Borrowings under the revolving credit facility accrue interest monthly at a floating interest rate equal to the greater of the prime rate or 5.50% per annum. In addition to paying interest on any amounts borrowed under the revolving credit facility, the Company owes an unused revolving line facility fee equal to 0.25% per annum of the average unused portion of the revolving line.  multiplied by the difference between the total amount available to be borrowed (the “Revolver Commitment Amount”) of $20.0 million and the greater of the average outstanding revolver balance and 25% of the Commitment Amount. The revolving credit facility and any related fees or interest payments was made available to the Company beginning January 1, 2020, after certain conditions imposed by the Lenders, were met, including an initial borrowing limitation of up to $10.0 million until the Lenders completed an audit of certain collateral accounts.

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

As of December 31, 2019, annual principal and interest payments due under the 2019 term loan are as follows:

Year	Aggregate Minimum Payments (in thousands)
2020	2,736
2021	14,611
2022	14,816
2023	13,903
2024	3,018
Total	$49,084
Less interest	(7,182)
Less unamortized portion of final payment	(1,726)
Total	$40,176

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

Debt discount and issuance costs of $68.9 million are being amortized to interest expense over the life of the 2024 Convertible Notes using the effective interest rate method. As of December 31, 2019, the stated interest rate was 3.375%, and the effective interest rate was 9.71%. Interest expense related to the 2024 Convertible Notes for the year ended December 31, 2019 was $14.7 million, including $8.0 million related to amortization of the debt discount.

The table below summarizes the carrying value of the 2024 Convertible Notes as of December 31, 2019:

(in thousands)
Gross proceeds	$201,250
Portion of proceeds allocated to equity component (additional paid-in capital)	(64,541)
Debt issuance costs	(6,470)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,075
Amortization of debt discount and debt issuance costs	21,099
Carrying value 2024 Convertible Notes	$153,413

11.	Stockholders’ Equity

On February 17, 2014, the Company filed an amended and restated Certificate of Incorporation (the “Restated Certificate”) in connection with the closing of the Company’s initial public offering. As of December 31, 2019, under the Restated Certificate, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

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

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of any holders of Preferred Stock. As of December 31, 2019, no dividends have been declared.

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

As of December 31, 2019, 3,073,933 shares were available for future issuance under the 2013 Plan. As of December 31, 2019, there were 236,187 options outstanding under the 2009 Plan and 4,531,754 options outstanding under the 2013 Plan, including 839,560 shares underlying outstanding stock options granted as inducement awards under the 2013 Plan.

Employee Stock Purchase Plan

On January 27, 2014, the Company’s stockholders approved the Employee Stock Purchase Plan. A total of 209,102 shares of common stock were reserved for issuance under this plan. The Employee Stock Purchase Plan became effective on February 11, 2014, the date of execution of the underwriting agreement pursuant to which the Company’s common stock was priced for its initial public offering. During the years ended December 31, 2019 and 2018, 184,860 and 138,405 shares, respectively, were purchased by employees under the plan. Additionally, the number of shares of common stock reserved for issuance under the Employee Stock Purchase Plan automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2023, by 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

13.Stock-Based Compensation

Stock Options

During the years ended December 31, 2019, 2018 and 2017, the Company granted stock options for the purchase of 1,099,450, 1,127,263, and 1,448,100 shares of common stock, respectively, to certain employees, two non-employees and directors. The vesting conditions for most of these awards are time-based, and the awards vest 25% after one year and monthly thereafter for the next 36 months, except for annual option grants to non-employee directors of the Company whose initial grants vest 25% after one year and monthly thereafter for the next 24 months and whose annual grants vest in equal monthly installments during the 12-month period following the grant date, pursuant to the Company’s Non-Employee Director Compensation Policy. Options granted have a maximum term of up to 10 years.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to February 2014, the Company was privately held with a limited operating history and accordingly it utilized data from representative peer companies to estimate expected stock price volatility from its inception to its initial public offering.  The Company selected peer companies from the biopharmaceutical industry with similar characteristics as the Company, including stage of product development, market capitalization and therapeutic focus. Since its initial public offering in February 2014, the Company has continued to use volatility data from a representative peer group to estimate expected stock price volatility and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price for a period of time that is commensurate with the expected term (in years) of the Company’s stock options. Starting in 2020, we will use our own volatility as it will have been six years since our IPO. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the years ended December 31, 2019, 2018 and 2017 is as follows:

	December 31,
	2019	2018	2017
Risk-free interest rates	1.42% - 2.67%	2.67% - 3.06%	1.97% - 2.29%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	66.2% - 69.5%	69.8% - 75.3%	69.9% - 72.8%

The following table summarizes stock option activity for the year ended December 31, 2019:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2018	4,435	$19.21
Granted	1,099	$13.53
Exercised	(154)	$12.09
Cancelled	(605)	$20.31
Outstanding as of December 31, 2019	4,775	$17.99
Options vested and expected to vest at December 31, 2019	4,775	$17.99
Options exercisable at December 31, 2019	2,973	$18.34

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. A total of 153,754, 165,684, and 308,011 options were exercised during the years ended December 31, 2019, 2018 and 2017, respectively. The aggregate intrinsic value of stock options exercised was $0.9 million, $2.3 million, and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, 2018 and 2017, the Company had options for the purchase of 4,774,691, 4,435,056, and 3,799,965 shares of common stock outstanding, with a weighted average remaining contractual term of 6.9, 7.6, and 8.0 years, respectively, and with a weighted average exercise price of $17.99, $19.21, and $17.75 per share, respectively. At December 31, 2019, 2018 and 2017 there were options for the purchase of 2,973,000, 2,368,955, and 1,688,652 shares of common stock exercisable under these stock option awards, with a weighted average remaining contractual life of 6.1, 6.6, and 6.8 years, respectively, and an aggregate intrinsic value of $9.8 million, $2.6 million, and $17.0 million, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $8.55, $15.12, and $14.33, respectively.

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

During the year ended December 31, 2019, the Company awarded 873,481 RSUs to employees at an average grant date fair value of $14.51 per share. The RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee’s continued employment with, or services to, the Company on each vesting date. Compensation expense is recognized on a straight-line basis.

The following table summarizes the RSU activity for the year ended December 31, 2019:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2018	252	$22.25
Granted	873	14.51
Cancelled	(186)	21.07
Vested/Released	(86)	15.86
Nonvested balance as of December 31, 2019	853	$15.84

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options, restricted stock and shares purchased under the Employee Stock Purchase Plan for the years ended December 31, 2019, 2018 and 2017 as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Research and development	$5,211	$4,728	$3,979
Selling, general and administrative	10,690	10,731	7,563
Total	$15,901	$15,459	$11,542

As of December 31, 2019, unrecognized stock-based compensation expense for stock options outstanding was $18.4 million which is expected to be recognized over a weighted average period of 2.2 years. As of December 31, 2019, unrecognized stock-based compensation expense for RSUs outstanding was $10.5 million which is expected to be recognized over a period of 2.9 years.

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

On October 6, 2017, the Company exercised its option for an additional 6,450 square feet of space, and the term for the space commenced in April 2018. The Company had approximately 36,500 square feet of office space in Burlington, Massachusetts under a lease term expiring on October 31, 2023. Starting in December 2017, the Company’s minimum monthly lease payment is approximately $87,000 and it increases over the life of the amended Lease. In addition to the base rent for the office space, which increases over the term of the amended Lease, the Company is responsible for its share of operating expenses and real estate taxes.

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

The straight-line lease cost for the Amended Lease (including the expense relating to the original Lease) amounted to $1.6 million for the year ended December 31, 2019, respectively, and was included in operating expenses. As of December 31, 2019, the remaining lease term on the Amended Lease was 5.3 years, which includes the 18-month extension resulting from the amendment signed in June 2019.

Woburn Lease

In February 2017, the Company entered into a five-year lease for laboratory space located in Woburn, Massachusetts with a monthly lease payment of approximately $15,000, which increases over the term of the lease, plus a share of operating expenses. The total cash obligations for the term of the lease are approximately $0.9 million.

Upon adoption of ASU 2016-02, the Company recorded a right-of-use asset and corresponding lease liability for the Lease on January 1, 2019, by calculating the present value of lease payments, discounted at 8.4%, the Company’s estimated incremental borrowing rate, over the 3.2-year remaining term.  The Woburn lease includes an option to extend the term of the lease for two years. Since the Company adopted ASU 2016-02 using the Comparatives under 840 approach, it did not reassess the determination of its operating leases as leases, and therefore no options to extend the lease were included in the calculation of the lease liability as of December 31, 2019. The straight-line lease cost for the Woburn lease amounted to $0.2 million for the year ended December 31, 2019, respectively, and was included in operating expenses. As of December 31, 2019, the remaining lease term on the Woburn lease was 2.2 years.

The Company incurred operating lease costs of $2.0 million, $1.1 million, and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

As of December 31, 2019, the remaining lease term on the Patheon lease was 7.8 years. The straight-line lease cost amounted to $204 thousand for the year ended December 31, 2019, respectively, and is included in inventory as part of manufacturing overhead.

The components of lease expense and related cash flows were as follows:

(In thousands)
Operating lease cost	Year ended December 31, 2019
Operating lease cost included in operating expenses	$1,765
Operating lease cost included in inventory	204
Total operating lease cost	1,969

Operating cash flows from operating leases	2,363

Maturities of lease liability due under these lease agreements as of December 31, 2019 were as follows:

Year	Aggregate Minimum Payments (in thousands)
2020	1,987
2021	2,035
2022	1,879
2023	1,888
2024	1,929
Thereafter	1,221
Present value imputed interest	(2,531)
Present value of lease payments	$8,408

As of December 31, 2018, future minimum lease payments under the Company’s lease obligations under ASC 840 were as follows:

Year	Aggregate Minimum Payments (in thousands)
2019	1,491
2020	1,533
2021	1,576
2022	1,447
2023	1,203
Total	$7,250

As of December 31, 2018, future minimum payments under the Company’s agreed obligations under the Manufacturing Agreement with Patheon are as follows:

Year	Aggregate Minimum Payments (in thousands)
2019	8,027
2020	8,027
2021	8,027
2022	8,027
2023	8,027
2024 and thereafter	30,102
Total	$70,237

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

FX201 Related Agreement

In December 2017, we entered into a definitive agreement with GeneQuine to acquire the global rights to FX201. As part of the asset purchase transaction with GeneQuine, we made an upfront payment to GeneQuine of $2.0 million.  In 2018, we paid GeneQuine $750,000 for the milestone of initiating a GLP toxicology study of FX201. In addition, we paid GeneQuine a $750,000 payment in November 2019 following the FDA acceptance of the IND application for FX201.  This milestone was recognized as research and development expense in the fourth quarter of 2019.  The next milestone of $2.5 million was achieved in March 2020 when the first patient was treated in the Phase 1 clinical trial.  We may also be required to make additional milestone payments during the development of FX201, including up to $4.5 million through the Phase 2 PoC, clinical trial and, following successful PoC, up to an additional $51.5 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired and recognized as research and development expense in December 2017 as the FX201 rights had not been commercially approved and have no alternative future use. The milestone payment for the GLP toxicology study was also recorded to research and development expense in the fourth quarter of 2018. Future milestone payments earned prior to regulatory approval of FX201 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned upon regulatory approval would be recognized as an intangible asset and amortized to expense over its estimated life.  As part of the transaction with GeneQuine, we became the direct licensee of certain underlying Baylor College of Medicine (Baylor) patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants us an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires us to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, we also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of preclinical and initial clinical supplies of FX201.

FX301 Related Agreements

In September 2019, the Company acquired from Xenon, the global rights to develop and commercialize Xenon’s NaV1.7 inhibitor, funapide,formulated for extended release with a novel, Flexion proprietary thermosensitive hydrogel under the Company’s preclinical program known as FX301. As part of the asset purchase transaction with Xenon, the Company made an upfront payment to Xenon of $3.0 million.  The Company may also be required to make additional milestone payments during the development of FX301, including up to $9.0 million through initiation of a Phase 2 proof of concept (PoC) clinical trial and, following successful PoC, up to $40.8 million in development and global regulatory approval milestone payments and up to an additional $75.0 million in sales-related milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired and recognized as research and development expense in September 2019 as the FX301 product candidate had not been commercially approved and had no alternative future use. Future milestone payments earned prior to regulatory approval of FX301 will be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned subsequent to regulatory approval will be recognized as an intangible asset and amortized to expense over the estimated life of FX301. As of December 31, 2019, no milestones under the arrangement had been achieved. As part of the transaction, the Company became the direct licensee of certain underlying Xenon patents and other proprietary rights related to funapide for human applications.  The Xenon agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patents directly related to funapide, with a similar royalty-free license to other Xenon proprietary rights directly related to funapide. The agreement with Xenon includes a tiered royalty ranging from mid-single digits to low double digits that is based on aggregate annual net sales of FX301 and requires the Company to use reasonable efforts to develop FX301 according to timelines set out in the agreement.

15.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
(In thousands)	2019	2018	2017
Numerator:
Net loss	$(149,773)	$(169,659)	$(137,481)
Net loss:	$(149,773)	$(169,659)	$(137,481)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,086	37,751	33,027
Net loss per share, basic and diluted	$(3.93)	$(4.49)	$(4.16)

The following common stock equivalents were excluded from the calculation of diluted net loss per share as including them would have an anti-dilutive effect:

	Year ended December 31,
	2019	2018	2017
Shares issuable upon conversion of the 2024 convertible notes	7,515	7,515	5,017
Stock Options	4,988	4,498	3,602
Restricted Stock Units	802	266	147
	13,305	12,279	8,766

16.	Income Taxes

The Company has generated losses since inception.  Accordingly, there is no US tax provision or benefit for the years ended December 31, 2019, 2018 and 2017, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	(0.2)	8.0	3.0
Federal and state research and development tax credits	1.0	1.0	0.9
Change in deferred tax asset valuation allowance	(22.2)	(27.4)	(11.6)
Tax rate change	1.7	(1.9)	(25.1)
Other	(1.3)	(0.7)	(1.2)
Effective income tax rate	—%	—%	—%

The Company’s net deferred tax assets consisted of the following:

	December 31,
	2019	2018
Net operating loss carryforwards	$101,356	$76,723
Research and development tax credit carryforwards	12,096	9,965
Accruals and other temporary differences	10,873	7,808
Debt discount	(11,156)	(14,165)
Right of use asset	(2,042)	—
Capitalized research and development expenses, net	43,442	41,048
Total deferred tax assets	154,569	121,379
Valuation allowance	(154,569)	(121,379)
Net deferred tax asset	$—	$—

As of December 31, 2019, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $404.3 million and $300.0 million, respectively, which begin to expire in 2029 for federal purposes and in 2030 for state purposes. Approximately $214.8 million of the federal NOLs have an indefinite carryforward. In addition, the Company had federal and state research and development tax credit carryforwards of approximately  $8.6 million and $4.3 million, respectively, available to reduce future tax liabilities, which begin to expire in 2029 for federal purposes and 2025 for state purposes. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards and capitalized research and development expenses. Management has considered the Company’s history of cumulative net losses incurred since inception and determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at December 31, 2019, 2018 and 2017.

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

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Valuation allowance as of beginning of year	$(121,379)	$(74,842)	$(83,434)
Decreases recorded as benefit to income tax provision	2,046	1,913	36,606
Decreases recorded as benefit to equity	0	0	24,537
Increases recorded to income tax provision	(35,236)	(48,450)	(52,551)
Valuation allowance as of end of year	$(154,569)	$(121,379)	$(74,842)

In each reporting period, the Company considers whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No liabilities for unrecognized tax benefits were recorded as of as of December 31, 2019 and 2018.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2019	2019	2019	2019
Revenues	$10,564	$16,953	$21,786	$23,653
Gross profit	8,802	15,555	18,914	19,725
Net loss	(41,538)	(36,487)	(38,232)	(33,516)
Net loss per common share—basic and diluted	$(1.09)	$(0.96)	$(1.00)	$(0.88)
Weighted average common shares—basic and diluted	37,992	38,010	38,125	38,176

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2018	2018	2018	2018
Revenues	$2,194	$3,797	$6,990	$9,543
Gross profit	(504)	2,851	5,371	7,470
Net loss	(41,569)	(43,875)	(43,640)	(40,575)
Net loss per common share—basic and diluted	$(1.10)	$(1.16)	$(1.15)	$(1.07)
Weighted average common shares—basic and diluted	37,620	37,697	37,818	37,867

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as defined by Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2019, the end of the period covered by this report.

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

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 in this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2020 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

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

Section 16(a) Compliance

The information concerning Section 16(a) beneficial ownership reporting compliance will be set forth in the section headed “Delinquent Section 16(a) Reports” in our Proxy Statement and is incorporated herein by reference.

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

The financial statements of Flexion Therapeutics, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2019:

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Flexion (Exhibit 3.1, Current Report on Form 8-K filed on February 19, 2014)

3.2	Amended and Restated Bylaws of Flexion (Exhibit 3.2, Current Report on Form 8-K filed on February 19, 2014)

4.1	Form of Common Stock Certificate of Flexion (Exhibit 4.1, Registration Statement on Form S-1 (File No. 333-193233), as amended, filed on January 29, 2014)

4.2	Indenture, dated as of May 2, 2017, by and between Flexion and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1, Current Report on Form 8-K filed on May 2, 2017)

4.3	Form of Note representing Flexion’s 3.375% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1, Current Report on Form 8-K filed on May 2, 2017)

4.4

Consent and Second Amendment to Credit and Security Agreement, dated April 24, 2017, between Flexion and MidCap Financial Trust, as administrative agent (Exhibit 4.3, Current Report on Form 8-K filed on May 2, 2017)

4.5	Description of Common Stock

Management Contracts and Compensatory Plans

10.1	Form of Indemnity Agreement between Flexion and its directors and officers (Exhibit 10.1, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

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

10.5	Flexion Therapeutics, Inc. 2013 Employee Stock Purchase Plan (Exhibit 10.4, Registration Statement on Form S-1 (File No. 333-193233), as amended, filed on January 29, 2014)

10.6	Flexion Therapeutics, Inc. Non-Employee Director Compensation Policy, as revised

10.7	Amended and Restated Offer Letter between Flexion and Michael D. Clayman, M.D. (Exhibit 10.6, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

10.8	Amendment to Amended and Restated Offer Letter between Flexion and Michael D. Clayman, M.D. (Exhibit 10.7, Annual Report on Form 10-K filed on March 28, 2014)

10.9	Amended and Restated Offer Letter between Flexion and Scott Kelley, M.D. (Exhibit 10.11, Annual Report on Form 10-K filed on March 8, 2018)

Exhibit Number	Description

10.10	Amended and Restated Offer Letter between Flexion and Mark Levine (Exhibit 10.12, Annual Report on Form 10-K filed on March 8, 2018)

10.11	Amended and Restated Offer Letter between Flexion and Kerry Wentworth (Exhibit 10.13, Annual Report on Form 10-K filed on March 8, 2018)

10.12	Offer Letter between Flexion and David Arkowitz (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 8, 2018)

10.13	Amended and Restated Offer Letter between Flexion and Christina Willwerth (Exhibit 10.15, Annual Report on Form 10-K filed on February 28, 2019)

10.14	Flexion Therapeutics, Inc. Change in Control Severance Benefit Plan and Form of Participation Agreement (Exhibit 99.1, Current Report on Form 8-K filed on June 23, 2017)

10.15	Separation and Consulting Agreement between Flexion and Neil Bodick, dated December 9, 2019

Other Agreements

10.17	Lease, dated February 22, 2013, between Flexion and The Trustees of Mall Road Trust (Exhibit 10.14, Registration Statement on Form S-1 (File No. 333-193233) filed on January 8, 2014)

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

10.30 10.31 10.32 10.33 10.34 10.35

Amendment to Exclusive License Agreement, dated February 7, 2017, between Flexion and Southwest Research Institute (Exhibit 10.30, Annual Report on Form 10-K filed on March 10, 2017)

First Amendment to the Technical Transfer and Service Agreement, dated May 12, 2019, between Flexion and Patheon UK Limited (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 6, 2019)

First Amendment to the Manufacturing and Supply Agreement, dated May 12, 2019, between Flexion and Patheon UK Limited (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 6, 2019)

Second Amendment to the Manufacturing and Supply Agreement, dated June 21, 2019, between Flexion and Patheon UK Limited (Exhibit 10.3, Quarterly Report on Form 10-Q filed on August 6, 2019)

Eighth Amendment of Lease, dated June 21, 2019, between Flexion and CIP II/RJK 10-20 BMR  Owner LLC (Exhibit 10.4, Quarterly Report on Form 10Q filed on August 6, 2019)

Amended and Restated Credit and Security Agreement, dated August 2, 2019, by and among Flexion, Silicon Valley Bank as agent, MidCap Financial Trust, Flexpoint MCLS Holdings, LLC and the other lenders from time to time party thereto (Exhibit 99.3, Current Report on Form 8-K filed on August 6, 2019)

21.1	Subsidiaries of Flexion Therapeutics, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (reference is made to the signature page thereto)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

Item  16.   10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2020.

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

Signature	Title	Date

/s/ Michael D. Clayman, M.D.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 12, 2020
Michael D. Clayman, M.D.

/s/ David Arkowitz	Chief Financial Officer	March 12, 2020
David Arkowitz	(Principal Financial and Accounting Officer)

/s/ Patrick J. Mahaffy	Chairman of the Board of Directors	March 12, 2020
Patrick J. Mahaffy

/s/ Scott Canute	Member of the Board of Directors	March 12, 2020
Scott Canute

/s/ Samuel D. Colella	Member of the Board of Directors	March 12, 2020
Samuel D. Colella

/s/ Heath Lukatch, Ph.D.	Member of the Board of Directors	March 12, 2020
Heath Lukatch, Ph.D.

/s/ Sandesh Mahatme	Member of the Board of Directors	March 12, 2020
Sandesh Mahatme

/s/ Ann Merrifield	Member of the Board of Directors	March 12, 2020
Ann Merrifield

/s/ Alan Milinazzo	Member of the Board of Directors	March 12, 2020
Alan Milinazzo

/s/Mark Stejbach	Member of the Board of Directors	March 12, 2020
Mark Stejbach