Form 10-Q
period 2020-03-31
Flexion Therapeutics Inc
filed 2020-05-07
CIK 1419600

iXBRL+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 1, 2020, the registrant had 38,562,754 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$112,019	$82,253
Marketable securities	13,212	54,407
Accounts receivable, net	30,362	37,115
Inventories	19,991	16,529
Prepaid expenses and other current assets	5,812	5,371
Total current assets	$181,396	$195,675
Property and equipment, net	15,364	13,662
Right-of-use assets	7,822	8,223
Total assets	$204,582	$217,560
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$11,458	$15,258
Accrued expenses and other current liabilities	20,635	19,610
Operating lease liabilities	1,381	1,351
Current portion of long-term debt	2,222	—
Total current liabilities	$35,696	$36,219
Long-term operating lease liability, net	7,162	7,609
Long-term debt, net	58,060	40,176
2024 convertible notes, net	155,675	153,413
Other long-term liabilities	295	251
Total liabilities	$256,888	$237,668
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019 and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Stockholders' deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,562,422 and 38,361,476 shares issued and outstanding, at March 31, 2020 and December 31, 2019, respectively	39	38
Additional paid-in capital	653,050	648,391
Accumulated other comprehensive income	6	62
Accumulated deficit	(705,401)	(668,599)
Total stockholders' deficit	(52,306)	(20,108)
Total liabilities and stockholders' deficit	$204,582	$217,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Product revenue, net	$20,127	$10,564
Operating expenses
Cost of sales	2,276	1,762
Research and development	21,134	15,424
Selling, general and administrative	29,299	32,222
Total operating expenses	52,709	49,408
Loss from operations	(32,582)	(38,844)
Other (expense) income
Interest income	427	1,011
Interest expense	(4,721)	(3,936)
Other income	74	231
Total other (expense) income	(4,220)	(2,694)
Net loss	$(36,802)	$(41,538)
Net loss per common share, basic and diluted	$(0.95)	$(1.09)
Weighted average common shares outstanding, basic and diluted	38,553	37,992
Other comprehensive (loss) income:
Unrealized (losses) gains from available-for-sale securities, net of tax of $0	(56)	182
Total other comprehensive (loss) income	(56)	182
Comprehensive loss	$(36,858)	$(41,356)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited in thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' (Deficit)
Balance at December 31, 2019	38,361	$38	$648,391	$62	$(668,599)	$(20,108)
Issuance of common stock for equity awards, net of shares withheld for taxes	201	1	8			9
Stock-based compensation expense			4,651			4,651
Net loss					(36,802)	(36,802)
Other comprehensive loss				(56)		(56)
Balance at March 31, 2020	38,562	$39	$653,050	$6	$(705,401)	$(52,306)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2018	37,946	$38	$628,944	$(77)	$(518,826)	$110,079
Issuance of common stock for equity awards	47	—	—			—
Stock-based compensation expense			3,853			3,853
Net loss					(41,538)	(41,538)
Other comprehensive income				182		182
Balance at March 31, 2019	37,993	$38	$632,797	$105	$(560,364)	$72,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(36,802)	$(41,538)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	198	219
Amortization of right-of-use assets	401	263
Stock-based compensation expense	4,651	3,853
Non cash interest expense	106	—
Accretion of discount on marketable securities	(59)	(431)
Loss on disposal of fixed assets	262	—
Amortization of debt discount and debt issuance costs	2,262	2,069
Changes in operating assets and liabilities:
Accounts receivable	6,753	(2,009)
Inventory	(3,101)	(2,326)
Prepaid expenses and other current assets	(441)	844
Accounts payable	(3,035)	(348)
Accrued expenses and other current liabilities	1,025	1,665
Lease liabilities	(417)	(242)
Net cash used in operating activities	(28,197)	(37,981)
Cash flows from investing activities
Purchases of property and equipment	(3,244)	(1,068)
Purchases of marketable securities	—	(76,308)
Sale and redemption of marketable securities	41,198	118,563
Net cash provided by investing activities	37,954	41,187
Cash flows from financing activities
Proceeds from revolving line of credit	20,000	—
Payments on notes payable	—	(2,500)
Proceeds from the exercise of stock options	9	—
Net cash provided by (used in) financing activities	20,009	(2,500)
Net increase in cash and cash equivalents	29,766	706
Cash and cash equivalents at beginning of period	82,253	87,229
Cash and cash equivalents at end of period	$112,019	$87,935
Non-cash investing and financing activities
Right-of-use asset obtained in exchange for operating lease obligation	—	6,595
Purchases of property and equipment in accounts payable and accrued expenses	1,436	—
Supplemental disclosures of cash flow information
Cash paid for interest	703	170

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of March 31, 2020, the Company had cash, cash equivalents, and marketable securities of approximately $125.2 million.

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

The Company’s operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused. In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has caused significant volatility and uncertainty, which could result in a prolonged economic downturn that has disrupted and is expected to continue to disrupt the Company’s business. As a result of these negative impacts, specifically the adverse impact on the operations of healthcare providers that administer ZILRETTA to patients, the Company has begun to experience and expects to continue experiencing for the remainder of 2020, and possibly longer, a material decline in revenue as compared to its prior expectations in the absence of COVID-19. The Company has also suspended or terminated active clinical trials.  While there have been no material asset impairments recorded to date, any prolonged material future disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors could negatively impact the Company’s operations, availability of supplies, carrying value of assets, or the Company’s operating results or cash flows.

The future viability of the Company is dependent on its ability to fund its operations through sales of ZILRETTA, and/or raise additional capital, such as through debt or equity offerings, as needed. This funding is necessary for the Company to support the commercialization of ZILRETTA and to perform the research and development activities required to develop the Company’s other product candidates in order to generate future revenue streams. The Company may not be able to obtain financing on acceptable terms, or at all. In particular, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. If the Company is unable to obtain funding on a timely basis, the Company may need to curtail its operations, including the commercialization of ZILRETTA and research and development activities, which could adversely affect its prospects.

In accordance with the amended and restated credit and security agreement described in Note 9, if the Company’s liquidity decreases below $80.0 million, the Company will need to comply with a minimum revenue covenant and all amounts received from customer collections will be applied to immediately reduce the Company’s revolving credit facility. The minimum revenue covenant is set annually and is based on the greater of a conservative percentage of the year’s approved forecast and modest growth over the trailing twelve months of actual revenues. The amended and restated credit and security agreement also has a material adverse event clause. If the minimum revenue covenant becomes applicable and the Company fails to comply with it, or a material adverse change as defined in the agreement occurs, the amounts due under the amended and restated credit and security agreement could be declared immediately due and payable, resulting in the Company immediately needing additional funds. As of March 31, 2020, the Company was compliant with all covenants.

Given the expected decrease in revenue due to COVID-19, the Company expects that absent raising additional capital through financing or other transactions its cash balance is likely to decrease below $80.0 million within the next twelve months, and the Company believes there is substantial risk that it would fail to meet the minimum revenue covenant at that time or shortly thereafter if the negative impacts of COVID-19 continue. If the Company is or expects to be subject to and unable to meet the minimum revenue covenant, the Company would plan to request a waiver from the lenders, although there can be no assurances that such a request would be granted or would not be conditioned on additional terms or concessions. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued.

Management's plans that are intended to mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern include reducing certain operating expenses through hiring and travel freezes, suspension and/or termination of active clinical trials, reduction of certain marketing expenses, and elimination of non-essential operating expenses, requesting a waiver of the minimum revenue covenant from the lenders, and remaining opportunistic with respect to raising additional capital through financing or other transactions.

Management believes that current cash, cash equivalents, and marketable securities on hand at March 31, 2020 and taking into account its plans to reduce operating expenses and ability to raise additional capital through an equity or other financing, should be sufficient to fund operations for at least the next twelve months from the issuance date of these financial statements. However, because certain elements of the Company’s operating plan are outside of the Company’s control, including the Company’s plan to obtain a waiver from the lender with respect to the minimum revenue covenant associated with the amended and restated credit and security agreement, as well as the Company’s ability to raise capital through an equity or other financing, neither of which have occurred as of the issuance of these financial statements, those elements cannot be considered probable according to accounting standards. As a result, in accordance with the requirements of ASC 205-40, management has concluded that it is required to disclose that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (“GAAP”) for consolidated financial information including the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.

The information presented in the condensed consolidated financial statements and related notes as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019, is unaudited.  The December 31, 2019 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any future period.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2019 and early adoption is permitted. The Company adopted this standard as of January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, as part of the FASB’s disclosure framework project. ASU 2018-13 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2019 and early adoption is permitted. Additionally, the new standard permits an entity to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until their effective date. ASU 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The Company early adopted this portion of the standard as the quarter ended September 30, 2018. The Company adopted the remainder of the standard as of January 1, 2020. The adoption of the remainder of ASU 2018-13 did not have a material impact on the Company’s condensed consolidated financial statements.

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Therapeutics Securities Corporation. The Company has eliminated all intercompany transactions for the three months ended March 31, 2020 and the year ended December 31, 2019.

Revenue Recognition

On October 6, 2017, the U.S. Food and Drug Administration, (FDA), approved ZILRETTA. The Company entered into a limited number of arrangements with specialty distributors and a specialty pharmacy in the U.S. to distribute ZILRETTA. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

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

Service Fees and Allowances— The Company compensates its customers and GPOs for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through March 31, 2020, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2020 and 2019:

(In thousands)	Service Fees, Allowances and Chargebacks	Government Rebates and Other Incentives	Product Returns	Purchaser/Provider Discounts and Rebates	Total
Balance as of December 31, 2019	$1,847	$248	$402	$1,656	$4,153
Provision related to sales in the current quarter	1,590	254	114	526	2,484
Credits and payments made	(1,852)	(199)	(10)	(1,656)	(3,717)
Adjustments related to prior period sales	—	95	—	—	95
Balance as of March 31, 2020	1,585	398	506	526	3,015

Balance as of December 31, 2018	$601	$491	$125	$—	$1,217
Provision related to sales in the current quarter	741	24	57	—	822
Credits and payments made	(332)	(36)	(33)	—	(401)
Adjustments related to prior period sales	—	—	—	—	—
Balance as of March 31, 2019	1,010	479	149	—	1,638

License Agreement – On March 30, 2020, the Company entered into an exclusive license agreement with Hong Kong Tainuo Pharma Ltd. (“HK Tainuo”) and Jiangsu Tainuo Pharmaceutical Co. Ltd. (“Jiangsu Tainuo”), a subsidiary of China Shijiazhuang Pharmaceutical Co, Ltd. for the development and commercialization of ZILRETTA in Greater China (consisting of mainland China, Hong Kong and Macau, and Taiwan). Under the terms of the agreement, HK Tainuo is obligated to pay the Company an upfront payment of $10.0 million. The Company is also eligible to receive up to $32.5 million in aggregate development, regulatory and commercial sales milestone payments. All payments received from HK Tainuo are subject to the applicable Hong Kong withholding taxes. HK Tainuo will be responsible for the clinical development, product registration and commercialization of ZILRETTA in Greater China and Jiangsu Tainuo will serve as the guarantor of HK Tainuo’s obligations and responsibilities under the agreement. The Company is solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license agreement, will be covered by a separate supply agreement. All amounts owed to the Company are nonrefundable and non-creditable once paid. Unless terminated earlier in accordance with its terms, the license agreement continues in effect in perpetuity or as long as HK Tainuo or Jiangsu Tainuo continue to sell ZILRETTA in Greater China. Either party may terminate the agreement prior to expiration in the event of a material breach if not cured within 60 days from the date of notice of such breach (30 days in the case of payment obligations), or either party files for bankruptcy. The Company also has the right to terminate the agreement if HK Tainuo, Jiangsu Tainuo or any affiliate of each, commences any action or proceeding that challenges the validity, enforceability or scope of any Company patent in Greater China. Upon any such termination, the license granted to HK Tainuo will terminate and all know-how and patents will revert back to the Company. The revenue related to the upfront payment of $10.0 million will be recognized as the Company’s supply obligation is fulfilled over the term of the supply agreement. Therefore, no revenue was recognized associated with this contract as of March 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The most significant estimates in these condensed consolidated financial statements include estimates related to revenue recognition and accrued expenses related to preclinical and clinical development costs. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2020 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$96,439	$—	$—	$96,439
Marketable securities	—	13,212	—	13,212
	$96,439	$13,212	$—	$109,651

	Fair Value Measurements as of December 31, 2019 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$69,733	$—	$69,733
Marketable securities	—	54,407	—	54,407
	$—	$124,140	$—	$124,140

As of March 31, 2020, the Company’s cash equivalents that are invested in money market funds and overnight repurchase contracts are valued using Level 1 inputs based on quoted prices for identical securities in active markets. The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. Amortization and accretion of discounts and premiums are recorded in other income. As of December 31, 2019, the Company’s cash equivalents and marketable securities were classified within Level 2 of the fair value hierarchy.

The Company had a term loan outstanding under its 2015 credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank (the “2015 term loan”).  On August 2, 2019, the Company entered into an amended and restated credit and security agreement with Silicon Valley Bank as agent, MidCap Financial Trust, and Flexpoint MCLS Holdings, LLC (collectively, the “Lenders”), providing for a term loan of $40.0 million (the “2019 term loan”) and a revolving credit facility of up to $20.0 million. The Company concurrently borrowed the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on the 2015 term loan. In February 2020, the Company drew down the full $20.0 million available under the revolving credit facility. The amount outstanding on the 2019 term loan is reported at its carrying value in the accompanying balance sheet as of March 31, 2020. The Company determined the fair value of the 2019 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2019 term loan was valued using Level 2 inputs as of March 31, 2020. The result of the calculation yielded a fair value that approximates its carrying value. The Company also concluded that the carrying value of the revolving credit facility approximates fair value because of the short-term maturity of this debt instrument.

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

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading.  The market for trading of the 2024 Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.  The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $150.2 million at March 31, 2020.

4. Marketable Securities

As of March 31, 2020 and December 31, 2019 the fair value of available-for-sale marketable securities by type of security was as follows:

	March 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$13,206	$7	$(1)	$13,212
	$13,206	$7	$(1)	$13,212

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$6,189	$—	$—	$6,189
U.S. government obligations	29,950	24	—	29,974
Corporate bonds	18,206	38	—	18,244
	$54,345	$62	$—	$54,407

As of March 31, 2020 and December 31, 2019, marketable securities consisted of approximately $13.2 million and $54.4 million, respectively, of investments that mature within twelve months. There were no investments with maturities greater than twelve months as of March 31, 2020 and December 31, 2019. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. There were no material impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three months ended March 31, 2020.

5.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Prepaid expenses	$5,641	$5,072
Deposits	61	61
Interest receivable on marketable securities	110	238
Total prepaid expenses and other current assets	$5,812	$5,371

6. Inventory

Inventory consisted of the following as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Raw materials	$2,760	$2,846
Work in process	10,056	7,575
Finished goods	7,175	6,108
Total inventories	$19,991	$16,529

Finished goods manufactured by the Company have a shelf life of approximately 24 months from the date of manufacture.

The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. As of March 31, 2020, the Company determined that no write-downs to finished goods inventory for potentially excess, dated or obsolete inventory were required.

7. Property and Equipment, Net

Property and equipment, net, as of March 31, 2020 and December 31, 2019 consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Computer and office equipment	$1,184	$1,184
Manufacturing equipment	12,230	12,147
Furniture and fixtures	609	609
Software	455	455
Leasehold improvements	1,157	1,157
Construction in progress	8,255	6,077
	23,890	21,629
Less: Accumulated depreciation	(8,526)	(7,967)
Total property and equipment, net	$15,364	$13,662

Depreciation expense for both the three months ended March 31, 2020 and 2019 was approximately $0.2 million. The Company disposed of one piece of equipment during the three months ended March 31, 2020 and recorded a loss on the disposal of $0.3 million. As of March 31, 2020, construction in progress consists primarily of equipment purchases related to the expansion of the Company’s manufacturing capabilities at its contract manufacturer, Patheon U.K. Limited.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Research and development	$4,631	$1,924
Payroll and other employee-related expenses	6,591	8,748
Professional services fees	3,651	4,888
Accrued interest	3,157	1,356
Product revenue reserves	1,676	2,306
Accrual for employee stock purchase plan	615	183
Other	314	205
Total accrued expenses and other current liabilities	$20,635	$19,610

9. Debt

Amended and Restated Credit and Security Agreement

Term Loan

On August 4, 2015, the Company entered into a credit and security agreement with MidCap Financial Trust, as agent, and MidCap Financial Funding XIII Trust and Silicon Valley Bank, as lenders, to borrow up to $30.0 million in term loans. On August 2, 2019, the Company terminated the credit and security agreement and concurrently entered into an amended and restated credit and security agreement (the “amended and restated credit and security agreement”) with Silicon Valley Bank as agent, MidCap Financial Trust, Flexpoint MCLS Holdings, LLC, and the other lenders from time to time party thereto (collectively, the “Lenders”), providing for a term loan of $40.0 million and a revolving credit facility of up to $20.0 million, both of which mature on January 1, 2024 (the “Maturity Date”). The Company concurrently borrowed the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on the 2015 term loan.

The Company granted the Lenders a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed under the amended and restated credit and security agreement. The Company agreed not to encumber any of its intellectual property without the Lenders’ prior written consent.

The amended and restated credit and security agreement contains certain representations, warranties, and covenants of the Company, including a minimum revenue covenant that will be in effect at any time the Company’s liquidity (defined as cash and cash equivalents held with Silicon Valley Bank) is below $80.0 million.  Additionally, if the Company’s liquidity is below $80.0 million, all amounts received from customer collections will be applied immediately to reduce the revolving credit facility.  The revenue covenant is set annually and is based on the greater of a conservative percentage of the year’s approved forecast and modest growth over the trailing twelve months of actual revenues. The amended and restated credit and security agreement also has a material adverse event clause. If the revenue covenant becomes applicable and the Company fails to comply with it, or a material adverse change as defined in the agreement occurs, the amounts due under the amended and restated credit and security agreement could be declared immediately due and payable. As of March 31, 2020, the Company was compliant with all covenants.

Borrowings under the 2019 term loan accrue interest monthly at a floating interest rate equal to the greater of the prime rate plus 1.5% or 6.5% per annum. Following an interest-only period of 18 months, principal is due in 36 equal monthly installments commencing February 1, 2021 and ending on the Maturity Date. Upon the Maturity Date, the Company will be obligated to pay a final payment equal to 4.75% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the straight-line method, which approximates the effective interest method. As of March 31, 2020, the carrying value of the term loan was approximately $40.3 million, of which $2.2 million is due within 12 months and $38.1 million is due in greater than 12 months.

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

As of March 31, 2020, annual principal and interest payments due under the 2019 term loan were as follows:

Year	Aggregate Minimum Payments (in thousands)
2020	2,054
2021	14,611
2022	14,816
2023	13,903
2024	3,018
Thereafter	—
Total	$48,402
Less interest	(6,501)
Less unamortized portion of final payment	(1,619)
Total	$40,282

Revolving Credit Facility

Borrowings under the revolving credit facility accrue interest monthly at a floating interest rate equal to the greater of the prime rate or 5.50% per annum. In addition to paying interest on any amounts borrowed under the revolving credit facility, the Company owes an unused revolving line facility fee equal to 0.25% per annum of the average unused portion of the revolving line, multiplied by the difference between the total amount available to be borrowed (the “Revolving Commitment Amount”) of $20.0 million and the greater of the average outstanding revolver balance and 25% of the Revolving Commitment Amount. The revolving credit facility and any related fees or interest payments became available to the Company beginning January 1, 2020, and in February 2020, the Company drew down the $20.0 million available.

Beginning on January 1, 2020, if the interest payment on the revolving credit facility is less than the amount of interest that would have been payable had the Company borrowed 25% of the Revolving Commitment Amount, then the Company will be required to pay the difference.

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

Debt discount and issuance costs of $68.9 million are being amortized to interest expense over the life of the 2024 Convertible Notes using the effective interest rate method. As of March 31, 2020, the stated interest rate was 3.375%, and the effective interest rate was 9.71%. Interest expense related to the 2024 Convertible Notes for the three months ended March 31, 2020 was $3.8 million, including $2.1 million related to amortization of the debt discount.

The table below summarizes the carrying value of the 2024 Convertible Notes as of March 31, 2020:

(in thousands)
Gross proceeds	$201,250
Portion of proceeds allocated to equity component (additional paid-in capital)	(64,541)
Debt issuance costs	(6,470)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,075
Amortization of debt discount and debt issuance costs	23,361
Carrying value 2024 Convertible Notes	$155,675

10. Stock-Based Compensation

Stock Option Valuation

The fair value of each of the Company’s stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended
	March 31,
	2020	2019
Risk-free interest rates	1.01%-1.79%	2.56%-2.67%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.0	6.0
Expected volatility	65.4%-66.3%	69.3%-69.5%

The following table summarizes stock option activity for the three months ended March 31, 2020:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2019	4,775	$17.99
Granted	329	16.28
Exercised	(5)	12.88
Cancelled	(164)	16.73
Outstanding as of March 31, 2020	4,935	$17.92
Options vested and expected to vest at March 31, 2020	4,935	$17.92
Options exercisable at March 31, 2020	3,253	$18.18

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. Options to purchase a total of approximately 4,691 shares of the Company’s common stock, with an aggregate intrinsic value of approximately $15,139, were exercised during the three months ended March 31, 2020.

At March 31, 2020 and 2019, there were options for the purchase of approximately 4,934,879 and 4,980,879 shares of the Company’s common stock outstanding, respectively, with a weighted average remaining contractual term of 6.9 years and 7.6 years, respectively, and with a weighted average exercise price of $17.92 and $18.56 per share, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2020 and 2019 was $9.63 and $9.17 per share, respectively.

Restricted Stock Units

During the three months ended March 31, 2020, the Company awarded 815,780 RSUs to employees at an average grant date fair value of $12.43 per share. The majority of the RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee’s continued employment with, or services to, the Company on each vesting date. Compensation expense is recognized on a straight-line basis. Included in the 2020 RSU awards is a grant of 175,000 RSUs to the Company’s Chief Executive Officer. These RSUs have a performance condition in that they will only vest if the Company reaches a certain revenue threshold at December 31, 2020. If the threshold is reached, the vesting schedule will be the same as RSUs granted to other employees. As of March 31, 2020, the Company concluded that it was not probable that the performance condition would be met. Therefore, no expense has been recognized on these awards during the three months ended March 31, 2020.

The following table summarizes the RSU activity for the three months ended March 31, 2020:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2019	853	$15.84
Granted	816	12.43
Vested/Released	(199)	16.11
Cancelled	(64)	14.41
Nonvested Balance as of March 31, 2020	1,406	$13.89

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs and shares purchased under the Employee Stock Purchase Plan for the three months ended March 31, 2020 and 2019 as follows:

	For the three months ended March 31,
(In thousands)	2020	2019
Research and development	$2,202	$1,156
Selling, general and administrative	2,449	2,697
Total	$4,651	$3,853

As of March 31, 2020, unrecognized stock-based compensation expense for stock options outstanding was approximately $17.8 million which is expected to be recognized over a weighted average period of 2.3 years. As of March 31, 2020, unrecognized stock-based compensation expense for RSUs outstanding was $18.6 million which is expected to be recognized over a period of 3.2 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(In thousands, except per share amounts)	2020	2019
Numerator:
Net loss	$(36,802)	$(41,538)
Net loss:	$(36,802)	$(41,538)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,553	37,992
Net loss per share, basic and diluted	$(0.95)	$(1.09)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	For the three months ended March 31,
	2020	2019
Shares issuable upon conversion of the 2024 Convertible Notes	7,515	7,515
Stock options	4,864	4,770
Restricted stock units	912	471
Total	13,291	12,756

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

The straight-line lease cost for the Amended Lease (including the expense relating to the original Lease) amounted to $0.5 million for the three months ended March 31, 2020, and was included in operating expenses. As of March 31, 2020, the remaining lease term on the Amended Lease was 5.1 years, which includes the 18-month extension resulting from the amendment signed in June 2019.

Woburn Lease

In February 2017, the Company entered into a five-year lease for laboratory space located in Woburn, Massachusetts with a monthly lease payment of approximately $15,000, which increases over the term of the lease, plus a share of operating expenses.

Upon adoption of ASU 2016-02, the Company recorded a right-of-use asset and corresponding lease liability for the Lease on January 1, 2019, by calculating the present value of lease payments, discounted at 8.4%, the Company’s estimated incremental borrowing rate, over the 3.2-year remaining term.  The Woburn lease includes an option to extend the term of the lease for two years. Since the Company adopted ASU 2016-02 using the Comparatives under 840 approach, it did not reassess the determination of its operating leases as leases, and therefore no options to extend the lease were included in the calculation of the lease liability as of March 31, 2020. The straight-line lease cost for the Woburn lease amounted to $46 thousand for the three months ended March 31, 2020, and was included in operating expenses. As of March 31, 2020, the remaining lease term on the Woburn lease was 1.9 years.

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

As of March 31, 2020, the remaining lease term on the Patheon lease was 7.6 years. The straight-line lease cost amounted to $57 thousand for the three months ended March 31, 2020, respectively, and is included in inventory as part of manufacturing overhead.

The components of lease expense and related cash flows were as follows:

(In thousands)	For the three months ended March 31,
Operating lease cost	2020	2019
Operating lease cost included in operating expenses	$513	$369
Operating lease cost included in inventory	57	45
Total operating lease cost	570	414

Operating cash flows from operating leases	818	505

Maturities of lease liability due under these lease agreements as of March 31, 2020 were as follows:

Year	Operating Lease Obligations (in thousands)
2020	$1,480
2021	2,018
2022	1,865
2023	1,873
2024	1,915
Thereafter	1,180
Present value of imputed interest	(2,466)
Total	$7,865

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

FX201 Related Agreements

In December 2017, the Company entered into a definitive agreement with GeneQuine Biotherapeutics GmbH (“GeneQuine”) to acquire the global rights to FX201. As part of the asset purchase transaction with GeneQuine, the Company made an upfront payment to GeneQuine of $2.0 million.  In 2018, the Company paid GeneQuine $750,000 for the milestone of initiating a GLP toxicology study of FX201. In addition, the Company paid GeneQuine a $750,000 payment in November 2019 following the FDA acceptance of the IND application for FX201. The next milestone of $2.5 million was achieved in March 2020 when the first patient was treated in the Phase 1 clinical trial. This milestone was recognized as research and development expense in the first quarter of 2020. The Company may also be required to make additional milestone payments during the development of FX201, including up to $4.5 million for the initiation of a Phase 2 Proof of Concept (PoC), clinical trial and, following successful PoC, up to an additional $51.5 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired and recognized as research and development expense in December 2017 as the FX201 product candidate had not been commercially approved and had no alternative future use. The milestone payments for the GLP toxicology study and the acceptance of the IND were also recorded to research and development expense in the fourth quarters of 2018 and 2019, respectively. Future milestone payments earned prior to regulatory approval of FX201 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned upon regulatory approval would be recognized as an intangible asset and amortized to expense over its estimated life. As of March 31, 2020, no other milestones under the arrangement were probable of being achieved. As part of the transaction, the Company became the direct licensee of certain underlying Baylor College of Medicine (Baylor) patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires the Company to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, the Company also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of preclinical and initial clinical supplies of FX201.

FX301 Related Agreements

In September 2019, the Company entered into a definitive agreement with Xenon Pharmaceuticals, Inc. (“Xenon”) that provides the Company with the global rights to develop and commercialize XEN402, Xenon’s NaV1.7 inhibitor known as funapide, formulated for extended release with a novel, Flexion proprietary thermosensitive hydrogel under the Company’s preclinical program known as FX301. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination. As part of the asset purchase transaction with Xenon, the Company made an upfront payment to Xenon of $3.0 million.  The upfront fee was attributed to the intellectual property acquired and was recognized as research and development expense in September 2019 as the FX301 product candidate had not been commercially approved and had no alternative future use. As of March 31, 2020, the Company concluded that the first milestone relating to the initiation of the first GLP toxicology study was probable of being achieved, as the GLP toxicology study commenced on April 13, 2020. The Company recorded a milestone payment of $500,000 to research and development expense in the first quarter of 2020. The Company may also be required to make additional milestone payments during the development of FX301, including up to $8.0 million through initiation of a Phase 2 proof of concept (PoC) clinical trial and, following successful PoC, up to $40.8 million in development and global regulatory approval milestone payments and up to an additional $75.0 million in sales-related milestone payments.  Future milestone payments earned prior to regulatory approval of FX301 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned subsequent to regulatory approval would be recognized as an intangible asset and amortized to expense over the estimated life of FX301. As of March 31, 2020, no other milestones under the arrangement were probable of being achieved. As part of the transaction, the Company became the direct licensee of certain underlying Xenon patents and other proprietary rights related to XEN402 for human applications.  The Xenon agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patents directly related to XEN402, with a similar royalty-free license to other Xenon proprietary rights directly related to XEN402. The agreement with Xenon includes a tiered royalty ranging from mid-single digits to low double digits that is based on aggregate annual net sales of FX301 and requires the Company to use reasonable efforts to develop FX301 according to timelines set out in the agreement.

13. Subsequent Events

In April 2020, the Company entered into a side letter amending the Manufacturing and Supply Agreement with Patheon pursuant to which the parties agreed that the Company would continue to pay the monthly base fee for maintaining the manufacturing suites, but minimum purchase obligations would be cancelled for 2020. To avoid excess levels of inventory, the Company is temporarily suspending manufacturing activities for ZILRETTA. Because the Company employs a “condominium model” at

Patheon’s manufacturing site whereby the Company has a dedicated suite and manufacturing process that is designed specifically to the Company’s needs, the Company has the ability to reinitiate manufacturing following three months’ notice to Patheon once additional supply is needed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 12, 2020.

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

We were incorporated in Delaware in November 2007, and to date, we have devoted substantially all of our resources to developing our product candidates, including conducting clinical trials with our product candidates, preparing for and undertaking the commercialization of ZILRETTA, providing general and administrative support for these operations and protecting our intellectual property. From our inception through March 31, 2020, we have raised approximately $816 million and funded our operations primarily through the sale of our common stock, convertible preferred stock, and convertible debt, as well as debt financing. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

Impact of the Coronavirus Global Pandemic (“COVID-19”)

In December 2019, a novel strain of coronavirus, which causes the COVID-19 disease, was first reported in Wuhan, China and has since become a global pandemic (“COVID-19”). COVID-19 has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. COVID-19 continues to rapidly evolve. In mid-March, the U.S. declared a national emergency and states implemented various “social distancing” and “stay at home” measures to mitigate the spread of COVID-19.  In accordance with the guidance from public officials, we closed our offices in Burlington, MA and instructed all of our employees to work from home, including all of our field-based personnel.

As a result of COVID-19 and associated “shelter in place” and social distancing orders, patient visits to physician practices and clinics have been significantly reduced across the United States. ZILRETTA is required to be administered by healthcare professionals and since mid-March, as a result of COVID-19, patient access to physician offices and clinics has been limited, as healthcare practices have implemented varying responses to the pandemic. Some practices have shut down in-person patient visits altogether, while others are open to only critical or acute cases.  In addition, we believe many patients have been reluctant to visit physician offices and clinics due to fear of contracting COVID-19.  As a result of these adverse impacts on the operations of healthcare providers that administer ZILRETTA to patients and patients’ willingness to make in-person visits to healthcare facilities, we have begun to experience and expect to continue experiencing for the remainder of 2020, and possibly longer, a material decline in revenue as compared to our prior expectations. While we also believe that the cancellation or postponement of total knee replacement surgeries due to COVID-19 will create a meaningful opportunity for ZILRETTA sales due to the need for these patients to manage their OA knee pain for longer periods of time, we cannot predict when we may be able to capitalize on this potential opportunity, which will depend on when and to what extent patients are otherwise able and willing to see healthcare providers for IA injections.

In response to the economic and business disruption caused by COVID-19, we undertook prudent and disciplined steps to reduce expenses across our organization. We believe these steps will enhance financial flexibility and liquidity, and we estimate they will deliver meaningful savings this year. We expect to achieve these cost savings through:

•	Hiring and travel freezes;
•	Suspension and/or termination of active clinical trials;
•	Elimination of live presence at medical and industry conferences, reductions in in-person physician speaker programs and reductions in market research and select marketing programs and materials; and
•	Elimination of non-essential operating expenses.

Given the expected decrease in revenue due to COVID-19 and despite our efforts to reduce expenses, we anticipate that absent raising additional capital through financing or other transactions our cash balance is likely to decrease below $80.0 million within the next twelve months.  If this occurs, under the terms of the amended and restated credit and security agreement, we would become subject to a minimum revenue covenant and we believe there is substantial risk that we would fail to meet the minimum revenue covenant at that time or shortly thereafter if the negative impacts of COVID-19 continue. If we become subject to the minimum revenue covenant and fail to comply with it, the lenders could elect to declare all amounts outstanding to be immediately due and payable. While we would expect to request a waiver from the lenders, there can be no assurances that such a request would be granted or would not be conditioned on additional terms or concessions, or that we would be able to raise additional capital to avoid application of the minimum revenue covenant. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that the financial statements are issued.

With respect to our sales and marketing efforts, in late March, our Musculoskeletal Business Managers (MBMs) transitioned to “e-detailing,” and began utilizing various technologies to engage with our target accounts and physicians. Our MBMs continue to position ZILRETTA as an effective, long-acting, non-opioid, treatment for OA knee pain. We believe ZILRETTA can play an even more prominent role for those patients whose knee surgery has been affected by COVID-19; specifically, delays, postponements, and cancellations of total knee replacement surgeries all have the potential to increase the need for effective pain management therapies, including ZILRETTA.

In early April, we announced that we would temporarily suspend our Phase 2 clinical trial evaluating the efficacy of ZILRETTA in patients with shoulder OA or adhesive capsulitis and our Phase 1 clinical trial evaluating the safety and tolerability of FX201 in consideration of guidance issued by FDA to ensure the safety of trial participants and minimize risk to trial integrity from disruptions caused by COVID-19.  Given the small number of patients enrolled in the Phase 2 ZILRETTA trial, the uncertainty around when we will be able to restart the study, as well as the costs required to maintain it in an inactive status, we subsequently decided to terminate our Phase 2 clinical trial investigating ZILRETTA in shoulder OA and adhesive capsulitis. Moving forward, we believe we can leverage the learnings from the study and potentially incorporate them into a new trial design to advance ZILRETTA in these indications.

We believe that these actions will strengthen our financial position and enable us to maximize the value of ZILRETTA as the nation emerges from the pandemic.  Our confidence in ZILRETTA’s potential to become the leading IA treatment for OA knee pain is undiminished.  Furthermore, we remain confident in our ability to maintain adequate commercial supply of ZILRETTA. We expect that current finished goods inventory available in the U.S. will be sufficient to meet demand for at least the remainder of 2020. As such, on April 8, 2020, we entered into a side letter to the Manufacturing and Supply Agreement with Patheon to relieve Flexion of its minimum purchase commitment for 2020. To avoid excess levels of inventory, we are temporarily suspending manufacturing activities for ZILRETTA. Since we employ a “condominium model” at Patheon’s manufacturing site, we have the ability to reinitiate manufacturing following three months’ notice to Patheon once additional supply is needed.

Q1 2020 Commercial Metrics

We closely track and provide quarterly updates on several quantitative uptake metrics to provide perspective on the progress of the ZILRETTA launch. Since the launch in November 2017 through March 31, 2020:

•

3,672 of our approximately 5,000 target accounts had purchased ZILRETTA. This reflects growth of 184 accounts over the period from launch through December 31, 2019 when 3,488 accounts had purchased product.

•	77% of purchasing accounts (2,832) had placed at least one reorder.
•	Since launch, 916 accounts had made ZILRETTA purchases of more than 50 units; 1,077 accounts had purchased 11 to 50 units; and 1,679 accounts had purchased between 1 and 10 units.
•	Accounts purchasing more than 50 ZILRETTA units have been responsible for 177,664 of the 212,327 total ZILRETTA units purchased.

Regulatory Developments, Clinical Updates and Recent Publications

On December 26, 2019, we announced that the FDA approved our supplemental New Drug Application, or sNDA, to revise the product label for ZILRETTA with respect to repeat administration. The revised product label removed language which previously stated that ZILRETTA was “not intended for repeat administration” and replaced it with language stating that “the efficacy and safety of repeat administration of ZILRETTA have not been demonstrated.” FDA determined that because the data generated were not from a randomized, placebo-controlled clinical trial, the Phase 3b results were insufficient to warrant full removal of a LOU statement. The new label includes a study description and safety data from the Phase 3b repeat administration trial and nonclinical toxicology data from previously submitted single and repeat administration studies in non-diseased animals. In addition, the revised label removed a statement that described a single secondary exploratory endpoint in the original Phase 3 pivotal trial comparing ZILRETTA to immediate release TA crystalline suspension.

In May, we announced the publication of data from two new analyses of patients treated with ZILRETTA, including an analysis of 305 patients in the Phase 3 and Phase 3b trials that showed treatment with ZILRETTA resulted in no deleterious impact on joint structure. A separate analysis of patient mobility indicated patients treated with ZILRETTA walked more steps per day in concert with pain reduction. The findings were accepted as abstracts at Osteoarthritis Research Society International (OARSI) 2020 and published in the Osteoarthritis & Cartilage journal.

Temporary Suspension of Clinical Trials

As discussed above, on April 1, 2020, we announced that we voluntarily suspended our active clinical trials based on the recent guidance from the FDA to ensure the safety of trial participants and minimize risk to trial integrity from disruptions caused by COVID-19.

Pipeline Updates

FX201 – Locally Administered Gene Therapy for the Treatment of OA

FX201 is our novel, clinical stage, investigational IA gene therapy product candidate which is designed to produce human interleukin-1 receptor antagonist (IL-1Ra) whenever inflammation is present within the joint. Based on the promising preclinical data generated to date, a single injection of FX201 could potentially enable expression of IL-1Ra in an osteoarthritic joint for at least a year. By controlling chronic inflammation for extended periods of time, we believe FX201 holds the potential to both reduce OA pain and modify OA disease progression. We acquired the rights to FX201 via a definitive agreement with GeneQuine Biotherapeutics GmbH, or GeneQuine, and have an exclusive license to the underlying intellectual property rights for human use of FX201 from Baylor College of Medicine in Houston, Texas. In June, the U.S. Patent and Trademark Office (USPTO) issued patent number 10,301,647, which covers the composition of matter and method of use of FX201 in the treatment of OA with a term through January of 2033.

In March 2020, we successfully dosed the first human patients in a Phase 1, multicenter, open-label, dose-escalation trial evaluating the safety and tolerability of FX201 in patient with painful OA of the knee.  As discussed above, we voluntarily suspended enrollment in the FX201 Phase 1 clinical trial in April as a result of COVID-19 in consideration of the guidance issued by FDA. We aim to reinitiate the trial when feasible, including when conditions and staffing at our trial sites safely permit the return of patients.

In May, we announced the presentation of positive data from two studies of FX201 at the upcoming American Society of Gene and Cell Therapy annual meeting. Preclinical in vivo data in a rodent surgical model of OA showed slowing of disease progression 12 weeks post-surgery, persistence of the vector genome in the joint for at least 92 days with absence of systemic distribution, and a favorable safety profile. Manufacturing studies demonstrate a capable Good Manufacturing Process (GMP) to support the FX201 gene therapy program through to proof-of-concept. Across three batches of FX201 and one batch of FX201 rat surrogate, the batch productivity and yields were consistent and met acceptable quality attributes for the intended use in toxicology, pharmacology, and clinical studies. The abstracts were published in the May supplement of Molecular Therapy.

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

We continue to advance the preclinical program for FX301, our product candidate being developed as a locally administered peripheral nerve block for control of post-operative pain.  In April, we presented new animal data in an ePoster presentation on the American Society of Regional Anesthesia and Acute Pain website.  The data showed FX301 provided sustained, post-operative analgesic effect with no impairment in motor function compared to liposomal bupivacaine and placebo.  In addition, high local concentrations of funapide (the active ingredient in FX301), were measured at the site of administration for the duration of the study which is consistent with the creation of a depot providing controlled drug release.

We anticipate initiating FX301 clinical trials in 2021.

License Agreement with HK Tainuo and Jiangsu Tainuo

On March 30, 2020, we entered into an exclusive license agreement with HK Tainuo and Jiangsu Tainuo (a subsidiary of China Shijiazhuang Pharmaceutical Co, Ltd.) for the development and commercialization of ZILRETTA in Greater China (consisting of mainland China, Hong Kong and Macau, and Taiwan).

Under the terms of the agreement, HK Tainuo is obligated to pay us an upfront, nonrefundable, payment of $10 million. We are also eligible to receive up to $32.5 million in aggregate development, regulatory and commercial sales milestone payments. HK Tainuo is responsible for the clinical development, product registration and commercialization of ZILRETTA in Greater China.

We are solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license agreement, will be covered by a separate supply agreement. HK Tainuo expects to be able to file a Clinical Trial Application for ZILRETTA with the China National Medical Products Administration by the end of 2020 and to begin clinical studies in China as soon as possible thereafter.

Financial Overview

Revenue

Net product sales consist of sales of ZILRETTA, which was approved by the FDA on October 6, 2017 and launched in the United States in October 2017. We had not generated any revenue prior to the launch of ZILRETTA.

Cost of Sales

Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of ZILRETTA. Cost of sales also includes period costs related to certain inventory manufacturing services, inventory adjustment charges, and unabsorbed manufacturing and overhead costs, as well as any write-offs of inventory that fails to meet specifications or is otherwise no longer suitable for commercial manufacture. As our sales of ZILRETTA will be adversely impacted by COVID-19 in future quarters, we expect that our cost of sales will be proportionately affected; however, we will continue to incur certain fixed overhead costs related to the operation of the manufacturing facility at Patheon while production activities are temporarily suspended. These fixed overhead costs would typically be capitalized to ZILRETTA inventory but are expected to be recorded to cost of sales over the period in which production is suspended.

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

We expense research and development expenses as incurred. Our direct research and development expenses consist primarily of external-based costs, such as fees paid to investigators, consultants, investigative sites, CROs and companies that manufacture our clinical trial materials and potential future commercial supplies and are tracked on a program-by-program basis. We do not allocate personnel costs, facilities or other indirect expenses to specific research and development programs. These indirect expenses are included within the amounts designated as “Personnel and other costs” in the Results of Operations section below. Inventory acquired prior to receipt of the marketing approval of a product candidate is recorded as research and development expense as incurred.

Our research and development expenses are expected to decrease over the remainder of 2020 relative to the prior year. As part of our expense reduction steps taken in response to the COVID-19 pandemic, we have terminated the Phase 2 clinical trial investigating ZILRETTA in shoulder OA and adhesive capsulitis, suspended the FX201 single ascending dose trial, and eliminated other non-essential operating expenses. While the duration of COVID-19 and its impact on our ability to conduct clinical development are highly uncertain, we expect that a return to normal operations will likely result in an increase in future research and development expense.

We cannot determine with certainty the duration of and completion costs associated with ongoing and future clinical trials or the associated regulatory approval process, post-marketing development of ZILRETTA or development of any product candidates in our pipeline. The duration, costs and timing associated with the further development of ZILRETTA or the development of other product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials, which have been temporarily suspended in response to COVID-19 in consideration of guidance from the FDA. As a result of these uncertainties, we are currently unable to estimate with any precision our future research and development expenses for expanded indications for ZILRETTA or the product candidates in our pipeline.

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

We anticipate that our selling, general and administrative expenses will decrease over the remainder of 2020 as compared to the prior year. As a result of the adverse effect of COVID-19 on our revenues, we have taken steps to reduce our operating expenses, including by reducing certain sales and marketing expenses through the elimination of live presence at medical and industry conferences, reductions in in-person physician speaker programs and reductions in market research and select marketing programs and materials. We cannot determine with certainty the duration and timing of COVID-19, but we expect that a return to normal operations will likely result in an increase in future selling, general, and administrative expenses.

Other Income (Expense)

Interest income. Interest income consists of interest earned on our cash and cash equivalents balances and our marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense. Interest expense consists of contractual interest on our 2024 Convertible Notes, which accrue interest at a rate of 3.375% per annum, payable semi-annually, our term loan facility, which accrues interest at a floating interest rate equal to the greater of the Prime Rate (as reported in the Wall Street Journal) plus 1.50% or 6.50% per annum, and our revolving credit facility, which accrues interest at a floating interest rate equal to the greater of the Prime Rate (as reported in the Wall Street Journal) or 5.50% per annum. Also included in interest expense is the amortization of the final payment on the term loan and the debt discount related to the convertible notes, which is being amortized to interest expense using the effective interest method over the expected life of the debt.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2020 and 2019

The following tables summarize our results of operations for the three months ended March 31, 2020:

	Three Months Ended March 31,
(In thousands)	2020	2019	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$20,127	$10,564	$9,563	90.5%
Operating expenses:
Cost of sales	2,276	1,762	514	29.2%
Research and development	21,134	15,424	5,710	37.0%
Selling, general and administrative	29,299	32,222	(2,923)	(9.1)%
Total operating expenses	52,709	49,408	3,301	6.7%
Loss from operations	(32,582)	(38,844)	6,262	(16.1)%
Other (expense) income:
Interest income	427	1,011	(584)	(57.8)%
Interest expense	(4,721)	(3,936)	(785)	19.9%
Other income	74	231	(157)	(68.0)%
Total other (expense) income	(4,220)	(2,694)	(1,526)	56.6%
Net loss	$(36,802)	$(41,538)	4,736	(11.4)%

Product Revenue

We began commercially selling ZILRETTA within the United States in October 2017, following FDA approval on October 6, 2017. Net product revenue for the three months ended March 31, 2020 and 2019 was $20.1 million and $10.6 million, respectively, with the increase primarily driven by an increase in ZILRETTA units sold. As a result of COVID-19, purchases of ZILRETTA by healthcare providers have decreased and we expect lower purchases to persist in the near future, which will materially affect our business, financial condition and results of operations. We are unable to predict how long COVID-19 will negatively impact purchases of ZILRETTA by healthcare providers as individual providers and their patients have had different responses to the pandemic. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Cost of Sales

Cost of sales was $2.3 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, cost of sales consisted of $2.0 million and $1.3 million, respectively, related to the actual cost of units sold and $0.3 million and $0.5 million, respectively, related to period costs and other adjustments.

Research and Development Expenses

	Three Months Ended March 31,
(In thousands)	2020	2019	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$4,826	$5,290	$(464)	(8.8)%
FX201	3,716	978	2,738	280.0%
Portfolio expansion	1,898	670	1,228	183.3%
Other	640	589	51	8.7%
Total direct research and development expenses	11,080	7,527	3,553	47.2%
Personnel and other costs	10,054	7,897	2,157	27.3%
Total research and development expenses	$21,134	$15,424	$5,710	37.0%

Research and development expenses were $21.1 million and $15.4 million for the three months ended March 31, 2020 and 2019, respectively. The increase in research and development expenses of $5.7 million was primarily due to an increase of $2.2 million in salary and other employee-related costs for additional headcount and stock-based compensation expense, as well as an increase in expenses related to FX201 related to the payment of $2.5 million to GeneQuine for dosing the first human patient in the Phase 1 clinical trial, and an increase in other portfolio expenses, primarily related to the $0.5 million milestone owed to Xenon Pharmaceuticals associated with the initiation of the GLP toxicology study, offset by a decrease of $0.5 million in development expenses for ZILRETTA due to lower ZILRETTA clinical trial expenses during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $29.3 million and $32.2 million for the three months ended March 31, 2020 and 2019, respectively. Selling expenses were $20.5 million and $23.8 million for the three months ended March 31, 2020 and 2019, respectively. The year over year decrease of $3.3 million was primarily due to a reduction in physician and patient marketing activities. General and administrative expenses were $8.8 million and $8.4 million for the three months ended March 31, 2020 and 2019, respectively, which represents an increase of $0.4 million.

Other Income (Expense)

Interest income was $0.4 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in interest income was primarily due to a decrease in the average investment balance as well as a decrease in interest rates over the period.

Interest expense was $4.7 and $3.9 million for the three months ended March 31, 2020 and 2019, respectively. The increase in interest expense can be attributed to the interest incurred associated with the 2019 term loan that we entered into in August 2019 under the amended credit and security agreement, as well as the $20.0 million revolving credit facility, which we drew down in February 2020.

Liquidity and Capital Resources

For the three months ended March 31, 2020, we generated $20.1 million in net product revenue. We have incurred significant net losses in each year since our inception, including net losses of $149.8 million, $169.7 million, and $137.5 million, for fiscal years 2019, 2018, and 2017, respectively, and $36.8 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $705.4 million. We anticipate that we will continue to incur losses over the next few years.

Since our inception through March 31, 2020, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and convertible debt, and through venture debt financing. From our inception through March 31, 2020, we had raised approximately $816 million from such transactions, including amounts from our initial and follow-on public offerings during 2014, 2016 and 2017, as well as our term loan facility entered into in 2015 and 2019 and our 2024 Convertible Notes issuance in 2017. This funding is necessary to support the commercialization of ZILRETTA and to perform the research and development activities required to develop our other product candidates in order to generate future revenue streams. We may not be able to obtain financing on acceptable terms, or at all. In particular, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive.

In response to the economic and business disruption caused by COVID-19, we recently undertook prudent and disciplined steps to reduce expenses across our organization, including hiring and travel freezes, suspension or termination of active clinical trials and deferral of select preclinical activities, reductions in in-person physician speaker programs, market research and select marketing programs, and elimination of non-essential operating expenses. As a result of these actions, we expect that our research and development and selling, general and administrative expenses will decrease in 2020 as compared to the prior year. However, we may need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt and convertible debt financings, government or other third-party funding, and licensing or collaboration arrangements.

As a result of the adverse impact of COVID-19 on the operations of healthcare providers that administer ZILRETTA to patients, we expect to experience a material decline in revenue for the remainder of 2020, and possibly longer, as compared to our prior expectations in the absence of COVID-19.  Given the expected decrease in revenue due to COVID-19, we expect that absent raising additional capital through financing or other transactions our cash balance is likely to decrease below $80.0 million within the next twelve months. If this occurs, under the terms of the amended and restated credit and security agreement, we would become subject to a minimum revenue covenant and we believe there is substantial risk that we would fail to meet the minimum revenue covenant at that time or shortly thereafter if the negative impacts of COVID-19 continue. If we become subject to the minimum revenue covenant and fail to comply with it, the lenders could elect to declare all amounts outstanding to be immediately due and payable. Additionally, if our liquidity (defined as cash and cash equivalents held with Silicon Valley Bank) is below $80.0 million, all amounts received from customer collections will be applied immediately to reduce the revolving credit facility.  While we would expect to request a waiver from the lenders, there can be no assurances that such a request would be granted or would not be conditioned on additional terms or concessions, or that we would be able to raise additional capital to avoid application of the minimum revenue covenant. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that the financial statements are issued.

As of March 31, 2020, we had cash, cash equivalents, and marketable securities of $125.2 million.  Management believes that current cash, cash equivalents, and marketable securities on hand at March 31, 2020 and taking into account our plans to reduce operating expenses and ability to raise additional capital through an equity or other financing, should be sufficient to fund operations for at least the next twelve months from the issuance date of these financial statements. However, because certain elements of our operating plan are outside of our control, including our plan to obtain a waiver from our lenders with respect to the minimum revenue covenant associated with the amended and restated credit and security agreement, as well as our ability to raise additional capital through an equity or other financing, neither of which have occurred as of the issuance of the financial statements included in this report, those elements cannot be considered probable according to accounting standards. As a result, in accordance with the requirements of ASC 205-40, management has concluded that it is required to disclose that substantial doubt exists about our ability to continue as a going concern for one year from the date the financial statements included in this report are issued.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an objective of capital preservation.

On August 2, 2019, we entered into the Amended and Restated Credit and Security Agreement with Silicon Valley Bank, MidCap Financial Trust, Flexpoint MCLS Holdings, LLC, and the other Lenders, providing for a term loan of $40.0 million and a revolving credit facility of up to $20.0 million, both of which mature on January 1, 2024. We concurrently borrowed the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on our existing term loan with Silicon Valley Bank and MidCap Funding XIII Trust.  The revolving credit facility became available to us beginning January 1, 2020, and in February 2020, we borrowed the full $20.0 million available under the revolver.

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

The following table shows a summary of our cash flows for each of the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows used in operating activities	$(28,197)	$(37,981)
Cash flows provided by investing activities	37,954	41,187
Cash flows provided by (used in) financing activities	20,009	(2,500)
Net increase in cash and cash equivalents	$29,766	$706

Net Cash Used in Operating Activities

Operating activities used $28.2 million of cash in the three months ended March 31, 2020. The cash flow used in operating activities resulted primarily from our net loss for the period of $36.8 million and changes in our operating assets and liabilities of $0.8 million, offset by non-cash charges of $7.8 million. Changes in our operating assets and liabilities consisted primarily of a $6.8 million increase in accounts receivable, a $3.1 million increase in inventory, a $0.4 million increase in prepaid expenses and other current assets, a decrease of $2.0 million in accounts payable and accrued expenses and a $0.4 million decrease in lease liabilities and other long-term liabilities primarily due to principal lease payments. Our non-cash charges consisted primarily of $4.7 million of stock-based compensation expense, $2.3 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, $0.4 million related to the amortization of right-of-use assets, $0.2 million of depreciation, $0.1 million of non-cash interest expense related to amortization of the final payment due on the 2019 term loan and $0.3 million related to the loss on disposal of fixed assets, partially offset by $0.1 million of net accretion of discounts related to our investments.

Operating activities used $38.0 million of cash in the three months ended March 31, 2019. The cash flow used in operating activities resulted primarily from our net loss for the period of $41.5 million and changes in our operating assets and liabilities of $2.4 million, offset by non-cash charges of $6.0 million. Changes in our operating assets and liabilities consisted primarily of a $2.0 million increase in accounts receivable, a $2.3 million increase in inventory, and $0.2 million decrease in lease liabilities and other long-term liabilities primarily due to principal lease payments, partially offset by a $0.8 million decrease in prepaid expenses and other current assets, and an increase of $1.3 million in accounts payable and accrued expenses. Our non-cash charges consisted primarily of $3.9 million of stock-based compensation expense, $2.1 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, $0.3 million related to the amortization of right-of-use assets, and $0.2 million of depreciation, partially offset by $0.4 million of net accretion of discounts related to our investments.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $38.0 million in the three months ended March 31, 2020. Net cash provided by investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $41.2 million, partially offset by $3.2 million of cash used for capital expenditures, primarily relating to the purchase of equipment associated with the expansion of our manufacturing facilities at Patheon.

Net cash provided by investing activities was $41.2 million in the three months ended March 31, 2019. Net cash provided by investing activities consisted primarily of cash received from the redemption and sale of marketable securities of $118.6 million, partially offset by cash used to purchase marketable securities of $76.3 million. In addition, $1.1 million of cash was used for capital expenditures, including $0.2 million for lab equipment and $0.9 million for manufacturing equipment associated with the expansion of our manufacturing facilities at Patheon.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $20.0 million for the three months ended March 31, 2020, which related to the total amount borrowed under the revolving credit facility associated with our 2019 term loan.

Net cash used in financing activities was $2.5 million for the three months ended March 31, 2019. Net cash used in financing activities in the three months ended March 31, 2019 related to the payment of principal on our 2015 term loan.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2019, other than as described in Notes 12 and 13 to our unaudited consolidated financial statements included elsewhere in this report.

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

Investments

We do not believe that our cash, cash equivalents, and marketable securities have significant risk of default or illiquidity. While our cash and investments are invested with the goal of capital preservation, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Term Loan

We have borrowed $40.0 million under the 2019 term loan. Borrowings under the 2019 term loan accrue interest monthly at a floating interest rate equal to the greater of the prime rate plus 1.5% or 6.5% per annum.

Revolving Credit Facility

We have borrowed $20.0 million under the revolving credit facility. Borrowings under the revolving credit facility accrue interest monthly at a floating interest rate equal to the greater of the prime rate or 5.50% per annum. In addition to paying interest on any amounts borrowed under the revolving credit facility, we owe an unused revolving line facility fee equal to 0.25% per annum of the average unused portion of the revolving line, multiplied by the difference between the total amount available to be borrowed (the “Revolving Commitment Amount”) of $20.0 million and the greater of the average outstanding revolver balance and 25% of the Revolving Commitment Amount.

Convertible Notes

On May 2, 2017, we issued $201.3 million aggregate principal amount of 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.375% per year, payable semi-annually in arrears on May and November 1st of each year. The 2024 Convertible Notes will mature on May 1, 2024, unless repurchased or converted earlier. The 2024 Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election (subject to certain limitations in the 2015 term loan), at a conversion rate of approximately 37.3413 shares of common stock per $1,000 principal amount of the 2024 Convertible Notes, which corresponds to a conversion price of approximately $26.78 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $19.72 on May 2, 2017, the date the 2024 Convertible Notes offering was priced. As of May 2, 2017, the fair value of the 2024 Convertible Notes was $136.7 million. Our 2024 Convertible Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the 2024 Convertible Notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair value of our 2024 Convertible Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $150.2 million at March 31, 2020.

Foreign Currency Exchange

Most of our transactions are conducted in the U.S. dollar. We do have certain agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of March 31, 2020 we had $3.6 million in liabilities denominated in British Pounds. A hypothetical 10% change in foreign exchange rates would result in a $0.4 million change in the value of our liabilities. No other payables to vendors were denominated in currencies other than in U.S. dollars. As of March 31, 2020, we had $3.2 million in cash denominated in British Pounds. A hypothetical 10% change in foreign exchange rates would result in a $0.3 million change in the amount of cash denominated in British Pounds.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2020, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

You should consider carefully the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K filed on March 12, 2020. The risks and uncertainties below are those identified by us as material, but there are also additional risks and uncertainties that we are unaware of that may become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected, and the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Need for Additional Capital

(*) We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses over the next few years.

We have a limited operating history. To date, we have focused primarily on developing our commercialized product, ZILRETTA. Any additional product candidates we develop will require substantial development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $149.8 million, $169.7 million, and $137.5 million, for fiscal years 2019, 2018, and 2017, respectively, and $36.8 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $705.4 million. We expect to incur net losses over the next few years as we continue to invest in the commercialization of ZILRETTA and advance our development programs.

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

In December 2019, a novel strain of coronavirus, which causes the COVID-19 disease, was first reported in Wuhan, China and has since become a global pandemic (“COVID-19”). In mid-March, the U.S. declared a national emergency and states implemented various “social distancing” and “stay at home” measures to mitigate the spread of COVID-19.  As a result of COVID-19 and associated efforts to mitigate its spread, most elective procedures have been deferred and patient visits to physician practices and clinics have been significantly reduced across the United States. ZILRETTA is required to be administered by healthcare professionals and since mid-March, as a result of COVID-19, patient access to physician offices and clinics has been limited, as healthcare practices have implemented varying responses to the pandemic. Some practices have shut down in-person patient visits altogether, while others are open to only critical or acute cases.  In addition, we believe many patients have been reluctant to visit physician offices and clinics due to fear of contracting COVID-19.  As a result of these adverse impacts on the operations of healthcare providers that administer ZILRETTA to patients and patients’ willingness to make in-person visits to healthcare facilities, we have begun to experience and expect to continue experiencing for the remainder of 2020, and possibly longer, a meaningful diminution in revenue as compared to our prior expectations.

We also expect to continue to incur substantial expenses as we invest in the commercialization of ZILRETTA, scale up commercial manufacturing of ZILRETTA, conduct additional clinical trials for this product and continue our development activities with respect to our pipeline product candidates. As a result of the foregoing, we expect to continue to incur significant losses and negative cash flows over the next few years.

(*) Our revenues may not be sufficient to cover our future expenses and we may never be profitable.

Our ability to generate significant revenue and achieve profitability depends primarily on our ability to successfully commercialize ZILRETTA, as well as our ability to obtain regulatory approval for and then successfully commercialize other product candidates. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with new pharmaceutical products and development efforts, we are unable to predict the timing or amount of increased expenses, when, or if, we will begin to generate revenue from product sales sufficient to cover our operating expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, despite recent actions aimed at reducing our operating expenses, our expenses could increase beyond expectations if we determine that additional sales and marketing personnel or other resources are necessary to successfully commercialize ZILRETTA or if we face any legal or regulatory action related to the commercialization of ZILRETTA.

If we are unable to generate sufficient revenues from product sales, particularly from sales of ZILRETTA, or to maintain an acceptable cost structure related to our operations, we may not become profitable and may need to obtain additional funding to continue operations.

(*) Our existing indebtedness contains restrictions that limit our flexibility in operating our business. In addition, the risk that we may be required to repay our outstanding indebtedness earlier than we expect raises substantial doubt about our ability to continue as a going concern.

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

The Amended and Restated Credit and Security Agreement also contains a minimum revenue covenant that will apply if our liquidity (defined as cash and cash equivalents held with Silicon Valley Bank) falls below $80.0 million. Given the expected decrease in revenue due to COVID-19 and despite our efforts to reduce expenses, we anticipate that absent raising additional capital through financing or other transactions our cash balance is likely to decrease below $80.0 million within the next twelve months. If the revenue covenant becomes applicable to us and we fail to meet it, the commitments under the Amended and Restated Credit and Security Agreement could be terminated and any outstanding borrowings, together with accrued interest, under the Amended and

Restated Credit and Security Agreement could be declared immediately due and payable. Additionally, if our liquidity is below $80.0 million, all amounts received from customer collections will be applied immediately to reduce the revolving credit facility.  The restrictive covenants in the Amended and Restated Credit and Security Agreement could prevent us from pursuing business opportunities that we or our stockholders may consider beneficial. The revenue covenant is set annually and is based on the greater of a conservative percentage of that year’s approved forecast and modest growth over the trailing twelve months of actual sales. We believe there is substantial risk that if we become subject to the minimum revenue covenant, we may fail to meet it at that time or shortly thereafter if the negative impacts of COVID-19 continue.

A breach of any of these covenants could result in an event of default under the Amended and Restated Credit and Security Agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include a material impairment of the prospect of our repayment of any portion of the amounts we owe under the Amended and Restated Credit and Security Agreement. In the case of a continuing event of default under the Amended and Restated Credit and Security Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the lenders a security interest under the Amended and Restated Credit and Security Agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Amended and Restated Credit and Security Agreement are secured by all of our existing and future assets, excluding intellectual property, which is subject to a negative pledge arrangement.

In April 2017, we also issued $201.3 million principal amount of our 3.375% Convertible Senior Notes due 2024, or the 2024 Convertible Notes. The 2024 Convertible Notes will mature on May 1, 2024, unless earlier redeemed, repurchased or converted in accordance with the terms of the indenture governing the notes. If specified bankruptcy, insolvency or reorganization-related events of default occur, or if certain other events of default occur, including a default under the Amended and Restated Credit and Security Agreement resulting in an obligation to repay the indebtedness, and the trustee or certain holders of the 2024 Convertible Notes elect, the principal of, and accrued and unpaid interest on, all of the then-outstanding 2024 Convertible Notes will automatically become due and payable. In addition, if we undergo certain fundamental change transactions specified in the indenture governing the 2024 Convertible Notes, the holders of the notes may require us to repurchase their notes at a price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest.

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

Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials, and building and maintaining sales and marketing capabilities, is expensive. While we have recently implemented certain measures to reduce our near-term operating expenses, we cannot guarantee that we will realize the expected reductions in our expenses.

As of March 31, 2020, we had cash, cash equivalents, and marketable securities of approximately $125.2 million and working capital of $145.7 million. Regardless of our expectations as to how long our cash, cash equivalents, and marketable securities will fund our operations, changing circumstances may cause us to consume capital more rapidly than we currently anticipate.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In particular, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

With respect to ZILRETTA, while we have established our commercial team and sales force, there are many factors that could cause the commercialization of ZILRETTA to be unsuccessful, including a number of factors that are outside our control. The commercial success of ZILRETTA depends on the extent to which patients and physicians accept and adopt ZILRETTA as a treatment for OA pain of the knee, and we do not know whether our or others’ revenue estimates in this regard will be accurate. For example, if the patient population suffering from OA pain of the knee is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to use ZILRETTA, the commercial potential of ZILRETTA will be limited. In addition, if ZILRETTA is not convenient for physicians to use, then it may not achieve widespread adoption, regardless of its efficacy and safety. For example, ZILRETTA is a buy-and-bill product and must be administered only by a health care professional in an office, clinic or hospital setting. In addition, ZILRETTA requires a multi-step preparation process, which may discourage some physicians from using ZILRETTA. Moreover, ZILRETTA’s product label indicates that the efficacy and safety of repeat administration have not been demonstrated, and we believe this may impact our commercialization efforts. While we successfully completed a Phase 3b repeat dose study of ZILRETTA and our sNDA was approved and the product label was modified the FDA did not agree to remove the limitation of use with respect to repeat administration. We also do not know how physicians, patients and payers will respond to the pricing of ZILRETTA in the long-term. Beginning in the second half of 2019, we introduced a volume-based rebate program to eligible purchasers and healthcare providers of ZILRETTA that positively impacted sales.  We have continued to use rebate and discount programs for customers in the first quarter of 2020 and may continue to do so into the future. We are unable to predict how these rebate programs could potentially affect buying patterns and net sales in future quarters.

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

(*) COVID-19 has adversely impacted our commercialization of ZILRETTA.

COVID-19 has severely impacted our commercialization of ZILRETTA. For example, the Federal Government, along with State and local governments, have taken preventive and proactive measures to slow the spread of COVID-19.  These measures include the issuance of “social distancing” or “stay at home” measures, which vary in scope and duration, but generally require businesses not considered “essential” to close their physical offices or curtail operations. As a result, some practices could experience financial insolvency and never reopen. Most healthcare facilities and physician offices, particularly those in major markets, have cancelled or postponed non-emergency or elective procedures, such as intra-articular injections for OA pain, or otherwise restricted patient visits. Even in those markets where facilities are operating with fewer restrictions, we believe patients have been reluctant to seek treatment for fear of contracting COVID-19.  These impediments and disruptions in patient care have resulted in a decreased volume of ZILRETTA being administered which has translated into decreased sales.

As the COVID-19 pandemic continues to rapidly evolve, we are uncertain as to when “social distancing” and “stay at home” measures will be lifted or relaxed or when healthcare practices will resume seeing outpatients and conducting medical procedures such as intra-articular injections to treat OA pain.  Even after healthcare operations and patient visits are allowed to fully resume, we expect that it will take some time for activities to return to levels seen before the pandemic. We expect sales of ZILRETTA to continue to be negatively impacted for the foreseeable future until the effects of COVID-19 are fully resolved.  It is also possible that a prolonged impact of COVID-19 and the associated reduction of physician office visits could force various healthcare practices, particularly smaller primary care or orthopedic practices, to permanently close or to consolidate with larger practices or healthcare groups, which could cause us to lose previously-established physician relationships and result in a setback in our efforts to increase adoption of ZILRETTA.

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

If our competitors market products that are more effective, safer, less expensive or offer discounts or rebates that allow physicians to receive more net reimbursement than ZILRETTA, we may not achieve commercial success. Increased financial pressure on physician practices may cause them to favor therapies that are discounted or provide greater net reimbursement than ZILRETTA. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because we have limited research and development capabilities, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our products or product candidates obsolete, less competitive or not economical.

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

We and any third parties that we may engage in the future will be competing with many companies that currently have extensive and well-funded marketing and sales operations. If we, alone or with commercialization partners, are unable to compete successfully against these established companies, the commercial success of ZILRETTA or any other approved products will be limited. In addition, if we are unable to effectively develop and maintain our commercial team, including our U.S. sales force, or maintain and, if needed, expand, our customer base, including specialty distributors, specialty pharmacies, group purchasing organizations and other direct customers, our ability to effectively commercialize ZILRETTA and generate product revenues would be limited.

Customer buying patterns and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our short-term results.

Our results of operations, including, in particular, product revenues, may vary from period to period due to a variety of factors, including the buying patterns of our specialty distributors, specialty pharmacy, group purchasing organizations, and other direct purchasers, which vary from quarter to quarter, and may be impacted by seasonality (such as in the first quarter of the year when patient deductibles tend to be reset). In the event these customers with whom we do business limit their purchases of ZILRETTA, sales of ZILRETTA could be adversely affected. For example, in advance of an anticipated price increase, a reduction in expected rebates or discounts, or possible disruptions in supply chain, customers may order ZILRETTA in larger than normal quantities which could cause sales of ZILRETTA to be lower in subsequent quarters than they would have been otherwise. Further, any changes in purchasing patterns, inventory levels, increases in returns of ZILRETTA, delays in purchasing products or delays in payment for products by our customers could also have a negative impact on our revenue and results of operations.

(*) If we are unable to effectively train and equip our sales force, our ability to successfully commercialize ZILRETTA will be harmed.

We are required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing ZILRETTA for the treatment of patients with OA of the knee. In addition, we must train our sales force to ensure that an appropriate and compliant message about ZILRETTA is being delivered. In March 2020, due to the COVID-19 pandemic, we transitioned our sales force to a virtual model such that they no longer have in-person interactions with healthcare professionals. While we have attempted to maintain the effectiveness of our sales and marketing efforts in this virtual model, it may not be as effective as in-person interactions in terms of conveying key information about ZILRETTA or aiding physicians and their staff in prescribing and obtaining reimbursement for ZILRETTA. While we are continuing to learn and implement new strategies and techniques to effectively promote ZILRETTA without the benefit of in-person interactions with healthcare providers and their staff, we may not be successful in these efforts. If we are unable to maintain an effectively trained sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate customers regarding the potential benefits and safety of ZILRETTA and its proper administration, our efforts to successfully commercialize ZILRETTA could be put in jeopardy, which would negatively impact our ability to generate product revenues.

(*) If we are unable to achieve and maintain adequate levels of third-party payer coverage and reimbursement for ZILRETTA, or, if approved, any other product candidates, on reasonable pricing terms, their commercial success may be severely hindered.

Successful sales of ZILRETTA and any other approved product candidates depend on the availability of coverage and adequate reimbursement from third-party payers, including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payers, among others. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from third-party payers are critical to product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. The resulting reimbursement payment rates for ZILRETTA and, if approved, our other product candidates, might not be adequate or may require co-payments that patients find unacceptably high.

As of January 1, 2019, we received a product-specific J-Code for ZILRETTA (J-3304), which helped reduce reluctance by physicians to prescribe ZILRETTA based on reimbursement concerns. However, some third-party payers nevertheless may still require documented proof that patients meet certain eligibility criteria in order to be reimbursed for ZILRETTA, for example requiring that a patient first try and fail treatment with an injection of generic corticosteroid. Also, third-party payers may require that pre-approval, or prior-authorization, be obtained from the payer for reimbursement of ZILRETTA, or limit coverage to one injection or a limited number of injections over a set time period. Patients are unlikely to use ZILRETTA and, if approved, any other products, unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. For example, ZILRETTA is sold to physicians on a “buy and bill” basis. Buy and bill products must be purchased by healthcare providers before they can be administered to patients. Healthcare providers subsequently must seek reimbursement for the product from the applicable third-party payer, such as Medicare or a health insurance company. Healthcare providers may be reluctant to administer ZILRETTA because they would have to fund the purchase of the product and then seek reimbursement, because they may consider ZILRETTA reimbursement rates to be lower as compared to other treatments, or because they do not want the additional administrative burden required to obtain reimbursement for the product.

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

There remain legal and political challenges to certain aspects of PPACA. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by PPACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, signed into law on December 22, 2017, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals that fail to maintain qualifying health coverage for all of part of a year commonly referred to as the “individual mandate.”  In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, among other things, amended PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans, or QHPs, and health insurance issuers under PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how this litigation and other efforts to repeal and replace PPACA will impact PPACA and our business.

In addition, since the PPACA was enacted, other legislative changes have been proposed and adopted that may impact the extent to which we are able to successfully commercialize any of our product candidates that receive regulatory approval. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, two percent per fiscal year through 2030 unless Congress takes additional action. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including at the federal level several recent U.S. Congressional inquiries and legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payers. The Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.  On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize ZILRETTA and any future products for which we receive regulatory approval.

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, as well as additional downward pressure on the price that we receive for any approved product, including ZILRETTA. It is possible that additional governmental action is taken to address COVID-19. For example, on April 18, 2020, CMS announced that QHP issuers under the PPACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to COVID-19.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials. In particular, the results generated in our completed ZILRETTA pivotal Phase 3 clinical trial do not ensure that any future ZILRETTA clinical trial will be successful or consistent with the results generated in the Phase 3 trial.

Product candidates may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, while FX201 has demonstrated successful results in numerous animal models, we have not yet completed our Phase 1 clinical trial and cannot predict if it will behave similarly in our human trials as it has in the animal studies. In addition to the safety and efficacy trials of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. In any event, our future clinical trials may not be successful.

If ZILRETTA or any other product candidate is found to be unsafe or lack efficacy or feasibility in particular indications, we will not be able to obtain regulatory approval for the indication and our business could be materially harmed.

(*) COVID-19 has adversely impacted and will likely continue to adversely impact our clinical trials and further development of our pipeline.

COVID-19’s impact on the healthcare industry is significant and has impacted our on-going clinical trials and may disrupt further development of our pipeline.  For example, we have temporarily suspended the active Phase 1 clinical trial evaluating the safety and tolerability of FX201, our investigational intra-articular gene therapy product candidate, in patients with OA of the knee.  The decision was made in consideration of the recent guidance from the FDA to ensure the safety of trial participants and minimize risk to trial integrity from disruptions caused by COVID-19.

In addition, we decided to terminate the Phase 2 trial evaluating the efficacy of ZILRETTA in patients with shoulder OA and adhesive capsulitis, given the small number of patients enrolled in the trial, the uncertainty around when we will be able to restart the study, and the costs required to maintain it in an inactive status.

As COVID-19 continues to disrupt our ability to conduct clinical trials, we cannot predict with confidence the duration that our clinical trials will be suspended and whether or when we will restart enrollment in or initiate new clinical trials for our clinical candidates in the United States and other countries. These impacts of COVID-19 will increase the costs of completing clinical development and delay our ability to obtain marketing approval for our pipeline product candidates and ZILRETTA for additional indications.

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

We may experience delays in clinical trials of our products and product candidates. Our clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including:

•	inability to raise funding necessary to initiate or continue a trial;
•	delays in obtaining regulatory approval to commence a trial;
•	delays in reaching agreement with the FDA on final trial design;
•	imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;
•	delays in obtaining required institutional review board approval at each site;
•	delays in recruiting suitable patients to participate in a trial;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	clinical sites dropping out of a trial to the detriment of enrollment;
•	time required to add new clinical sites;
•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials; or
•	the impact of COVID-19 and actions taken to mitigate its spread.

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

(*) Changes in funding for the FDA and other government agencies or their ability to maintain operations due to the impact of COVID-19 could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

           The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The operations of the FDA and other government agencies may also be reduced due to “social distancing” and “stay at home” measures, employee illnesses and other impacts from the COVID-19 pandemic.

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

•

the federal Open Payments program, created under Section 6002 of the PPACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives.

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

As COVID-19 continues to spread throughout the United States and Europe, we may experience disruptions that could severely impact our supply chain, which would cause disruption to clinical trials and commercialization of ZILRETTA. For example, COVID-19 has resulted in increased travel restrictions and the shutdown or delay of business activities in various regions, including certain activities of one of our suppliers in Italy. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to COVID-19, our ability to continue meeting commercial demand for ZILRETTA in the United States or advancing development of our product candidates may become impaired. We recently modified our agreement with Patheon to suspend our minimum ZILRETTA purchase requirements for the remainder of 2020 as we expect lower demand due to COVID-19.  While we have the ability to reinitiate manufacturing operations following three months’ notice to Patheon, we cannot be certain that we will be able to maintain sufficient commercial supply if there is a rapid increase in ZILRETTA demand as the impact of COVID-19 abates.

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

(*) We may not be successful in establishing effective collaborations and/or maintaining development and commercialization collaborations in the United States or territories outside of the United States, and our partners may not devote sufficient resources to the development or commercialization of our products or product candidates or may otherwise fail in development or commercialization efforts, which could adversely affect our ability to develop or commercialize certain of our products or product candidates and our financial condition and operating results.

We may seek third-party collaborators and/or licensees for the development and commercialization of our product candidates. For instance, we have entered into an exclusive license agreement for the development and commercialization of ZILRETTA in China, Hong Kong, Macau and Taiwan with HK Tainuo and Jiangsu Tainuo. We intend to seek to enter into additional collaborations for developing, marketing and commercializing our product candidates in certain territories at the appropriate time in the future. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators' abilities to successfully perform the functions assigned to them in these arrangements and otherwise to comply with their contractual obligations.

Even if we are able to establish effective collaboration arrangements, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. In addition, the terms of any such collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product or product candidate or research program under collaboration and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain.

Further, we may become subject to a number of additional risks associated with our dependence on collaborations with third parties, the occurrence of which could cause our collaboration arrangements to fail. Conflicts may arise between us and partners, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the division of development or commercialization responsibilities or expenses, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any such conflicts arise, a partner could act in its own self-interest, which may be adverse to our best interests. Any such disagreement between us and a partner could result in one or more of the following, each of which could delay or prevent the development or commercialization of our products or product candidates, and in turn prevent us from generating sufficient revenue to achieve or maintain profitability:

Collaborations involving our product candidates would pose the following risks to us:

•	we can expect to relinquish some or all of the control over the future success of that product candidate to the third party;
•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator's strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•

collaborators may fail in their development or commercialization efforts with our product candidate, in which event the development and commercialization of such product candidate could be delayed or terminated;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	collaborators may fail to successfully design or implement clinical trials and may collect and publish clinical trial data that are inconsistent with, or contradictory to, our clinical trial results;
•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•

collaborators may deviate from established guidelines, instructions and/or best practices for product handling and storage which may compromise the safety, purity, potency, and effectiveness of our products and potentially result in the occurrence of serious adverse events in patients using our product(s);

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
•	collaborators could reduce or withhold the payment of royalties or other payments we believe are due pursuant to the applicable collaboration arrangement;
•	collaborators may take actions inside or outside our collaboration which could negatively impact our rights or benefits under our collaboration; or
•	collaborators could be unwilling to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities.

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

If we enter into agreements with third parties to market ZILRETTA, and if approved, our other product candidates, outside of the United States, we expect to be subject to additional risks related to entering into international business relationships. For instance, we have entered into an exclusive license agreement for the development and commercialization of ZILRETTA in China, Hong Kong, Macau and Taiwan with HK Tainuo and Jiangsu Tainuo. Agreements with third parties such as our existing agreement with HK Tainuo and Jiangsu Tainuo subject us to certain risks including:

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

(*) Business interruptions could delay us in the process of developing or commercializing our products and product candidates.

Our headquarters are located in Burlington, Massachusetts. We are vulnerable to natural disasters such as hurricanes, tornadoes and severe storms, as well as other events that could disrupt our operations. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations. Further, our operations, and those of our contractors, consultants and collaborators, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. For example, the COVID-19 pandemic has caused disruptions to our clinical development activities as well as the operations of various third parties upon which we rely. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us, our ability to continue meeting commercial demand for ZILRETTA in the United States or advancing development of our product candidates may become impaired.

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

In many cases, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex, legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build a name recognition among potential partners or future, potential customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. If we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	the success or perceived success of the commercialization of ZILRETTA;
•	the impact of COVID-19 and actions taken to mitigate its spread, including changing estimates as to how long such impact will last;
•	inability to obtain approval for additional indications for ZILRETTA;
•	failure to successfully develop and commercialize additional product candidates;
•	changes in the structure of healthcare payment systems;
•	adverse results or delays in clinical trials;
•	inability to obtain additional funding;
•	changes in laws or regulations applicable to our products or product candidates;
•	inability to obtain adequate product supply for our products or product candidates, or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;
•	failure to meet or exceed product development or financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent, product liability or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

(*) We will continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the SEC annually, quarterly and current reports with respect to our business and financial condition. We have incurred and will continue to incur costs associated with the preparation and filing of these reports. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and the Nasdaq Global Market have imposed various other requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

(*) If the estimates we make, or the assumptions on which we rely, in preparing our consolidated financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and the related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates our critical and other significant estimates and judgments, including among others, those associated with revenue recognition and accrued expenses related to preclinical and clinical development costs. We base our estimates on historical experience, known trends and events, contractual milestones, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Any significant differences between our actual results and our estimates could materially affect our financial position, results of operations and cash flows.

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

Our net operating loss ("NOL"), carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2019, we had U.S. federal and state NOLs of $404.3 million and $300.0 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act.

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

10.1	Offer Letter between Flexion and Melissa Layman.

10.2*	Side Letter to the Patheon Manufacturing and Supply Agreement dated as of April 8, 2020

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1

Certification of the Principal Executive Officer and Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*

Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because Flexion has determined that the information is not material and would likely cause competitive harm to Flexion if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flexion Therapeutics, Inc.

Date: May 7, 2020	By:	/s/ Michael D. Clayman
Michael D. Clayman
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ David Arkowitz
David Arkowitz
Chief Financial Officer
(Principal Accounting and Financial Officer)