Form 10-Q
period 2020-06-30
Flexion Therapeutics Inc
filed 2020-08-05
CIK 1419600

iXBRL+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

As of August 1, 2020, the registrant had 49,298,390 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$183,099	$82,253
Marketable securities	17,509	54,407
Accounts receivable, net	21,524	37,115
Inventories	19,392	16,529
Prepaid expenses and other current assets	5,043	5,371
Total current assets	$246,567	$195,675
Property and equipment, net	17,795	13,662
Right-of-use assets	7,414	8,223
Total assets	$271,776	$217,560
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,886	$15,258
Accrued expenses and other current liabilities	15,410	19,610
Deferred revenue	5,000	—
Operating lease liabilities	1,422	1,351
Current portion of long-term debt	7,639	—
Total current liabilities	$37,357	$36,219
Long-term operating lease liability, net	6,790	7,609
Long-term debt, net	52,829	40,176
2024 convertible notes, net	157,990	153,413
Other long-term liabilities	295	251
Total liabilities	$255,261	$237,668
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019 and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,270,392 and 38,361,476 shares issued and outstanding, at June 30, 2020 and December 31, 2019, respectively	49	38
Additional paid-in capital	754,483	648,391
Accumulated other comprehensive income	3	62
Accumulated deficit	(738,020)	(668,599)
Total stockholders' equity (deficit)	16,515	(20,108)
Total liabilities and stockholders' equity	$271,776	$217,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Product revenue, net	$15,451	$16,953	$35,578	$27,517
Operating expenses
Cost of sales	5,481	1,398	7,757	3,160
Research and development	12,507	16,125	33,641	31,550
Selling, general and administrative	24,730	33,103	54,029	65,325
Total operating expenses	42,718	50,626	95,427	100,035
Loss from operations	(27,267)	(33,673)	(59,849)	(72,518)
Other (expense) income
Interest income	95	831	522	1,842
Interest expense	(5,002)	(3,949)	(9,723)	(7,885)
Other (expense) income	(197)	304	(123)	536
Total other (expense) income	(5,104)	(2,814)	(9,324)	(5,507)
Loss before income taxes	(32,371)	(36,487)	(69,173)	(78,025)
Income tax expense	248	—	248	—
Net loss	$(32,619)	$(36,487)	(69,421)	(78,025)
Net loss per common share, basic and diluted	$(0.76)	$(0.96)	$(1.71)	$(2.05)
Weighted average common shares outstanding, basic and diluted	42,776	38,010	40,664	38,001
Other comprehensive (loss) income:
Unrealized (losses) gains from available-for-sale securities, net of tax of $0	(3)	125	(59)	307
Total other comprehensive (loss) income	(3)	125	(59)	307
Comprehensive loss	$(32,622)	$(36,362)	$(69,480)	$(77,718)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited in thousands)

	Common Stock		Additional	Accumulated Other		Total Stockholders'
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2019	38,361	$38	$648,391	$62	$(668,599)	$(20,108)
Issuance of common stock for equity awards, net of shares withheld for taxes	201	1	8			9
Stock-based compensation expense			4,651			4,651
Net loss					(36,802)	(36,802)
Other comprehensive loss				(56)		(56)
Balance at March 31, 2020	38,562	$39	$653,050	$6	$(705,401)	$(52,306)
Issuance of common stock net of issuance costs	10,615	10	96,754			96,764
Issuance of common stock for equity awards, net of shares withheld for taxes	11		1			1
Employee stock purchase plan	82		891			891
Stock-based compensation expense			3,787			3,787
Net loss					(32,619)	(32,619)
Other comprehensive loss				(3)		(3)
Balance at June 30, 2020	49,270	$49	$754,483	$3	$(738,020)	$16,515

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2018	37,946	$38	$628,944	$(77)	$(518,826)	$110,079
Issuance of common stock for equity awards	47	—	—			—
Stock-based compensation expense			3,853			3,853
Net loss					(41,538)	(41,538)
Other comprehensive income				182		182
Balance at March 31, 2019	37,993	$38	$632,797	$105	$(560,364)	$72,576
Issuance of common stock for equity awards	8	—	—			—
Employee stock purchase plan	106		1,040			1,040
Stock-based compensation expense			4,217			4,217
Net loss					(36,487)	(36,487)
Other comprehensive income				125		125
Balance at June 30, 2019	38,107	$38	$638,054	$230	$(596,851)	$41,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(69,421)	$(78,025)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	751	435
Amortization of right-of-use assets	809	553
Stock-based compensation expense	8,438	8,070
Non cash interest expense	292	—
Accretion of discount on marketable securities	(52)	(836)
Loss on disposal of fixed assets	262	—
Amortization of debt discount and debt issuance costs	4,577	4,184
Premium paid on securities purchased	(17)	(26)
Changes in operating assets and liabilities:
Accounts receivable	15,591	(9,468)
Inventory	(2,502)	(4,512)
Prepaid expenses and other current assets	328	1,287
Accounts payable	(7,540)	(271)
Accrued expenses and other current liabilities	(4,375)	787
Deferred revenue	5,000	—
Lease liabilities	(748)	(541)
Net cash used in operating activities	(48,607)	(78,363)
Cash flows from investing activities
Purchases of property and equipment	(5,538)	(1,068)
Purchases of marketable securities	(12,490)	(96,198)
Sale and redemption of marketable securities	49,398	138,061
Net cash provided by investing activities	31,370	40,795
Cash flows from financing activities
Proceeds from borrowings under term loan	15,000	—
Proceeds from revolving line of credit	20,000	—
Repayments of revolving line of credit	(15,000)	—
Proceeds from the offering of common stock	97,289	—
Payments of public offering costs	(107)	—
Payments on notes payable	—	(5,000)
Proceeds from the exercise of stock options	10	—
Proceeds from employee stock purchase plan	891	1,040
Net cash provided by (used in) financing activities	118,083	(3,960)
Net increase (decrease) in cash and cash equivalents	100,846	(41,528)
Cash and cash equivalents at beginning of period	82,253	87,229
Cash and cash equivalents at end of period	$183,099	$45,701
Non-cash investing and financing activities
Right-of-use asset obtained in exchange for operating lease obligation	—	7,046
Purchases of property and equipment in accounts payable and accrued expenses	2,126	—
Public offering costs included in accounts payable or accrued	418	—
Supplemental disclosures of cash flow information
Cash paid for interest	5,048	3,699

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of June 30, 2020, the Company had cash, cash equivalents, and marketable securities of approximately $200.6 million.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. Successfully commercializing ZILRETTA requires significant sales and marketing efforts and the Company’s pipeline programs will require significant additional research and development efforts, including extensive preclinical and clinical testing. These activities will in turn require significant amounts of capital, qualified personnel and adequate infrastructure. There can be no assurance when, if ever, the Company will realize significant revenue from the sales of ZILRETTA or if the development efforts supporting the Company’s pipeline, including future clinical trials, will be successful.

The Company’s operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused. In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has caused significant volatility and uncertainty, which could result in a prolonged economic downturn that has disrupted and is expected to continue to disrupt the Company’s business. While there have been no material asset impairments recorded to date, any prolonged material future disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors, or to the operations of physicians that administer ZILRETTA could negatively impact the Company’s operations, availability of supplies, carrying value of assets, or the Company’s operating results or cash flows.

In the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, the Company disclosed that there was substantial doubt about its ability to continue as a going concern as a result of conditions that existed as of March 31, 2020. Specifically, those conditions included an expected material decline in revenue due to COVID-19 as compared to its prior expectations, and as a result, it was deemed probable that the Company would fail to meet the revenue covenant within the Company’s amended and restated credit and security agreement described in Note 9. In the three months following March 31, 2020, the Company took certain actions designed to alleviate the substantial doubt, including reducing certain operating expenses through hiring and travel freezes, suspension and/or termination of active clinical trials, reduction of certain marketing expenses, and elimination of non-essential operating expenses, modifying the amended and restated credit and security agreement, and completing an equity offering of 10,615,385 shares of the Company’s common stock which resulted in $96.8 million of net proceeds to the Company. The amendment to the amended and restated credit and security agreement resulted in a change in the minimum liquidity threshold that determines whether or not the revenue covenant is applicable. Pursuant to the amendment, the Company’s minimum liquidity threshold now includes certain accounts receivable as deemed eligible under the amended and restated credit and security agreement, in addition to cash, cash equivalents, and marketable securities. Additionally, prior to May 2021, the minimum revenue covenant, if it applies in the future, is unmodified and is based on the greater of (i) a conservative percentage of the year’s approved forecast and (ii) modest growth over the trailing twelve months of actual revenues. Beginning in May 2021, the minimum revenue covenant, if it applies, will be the greatest of (i) a conservative percentage of the year’s approved forecast, (ii) modest growth over the trailing twelve months of actual revenues and (iii) 100% of the minimum revenue covenant amount for the preceding month. As of June 30, 2020, the Company was in compliance with all covenants under the amended and restated credit and security agreement.

Additionally, while purchases of ZILRETTA by physicians, clinics, and certain medical centers or hospitals (i.e., healthcare providers who administer ZILRETTA to patients) dropped precipitously in the latter part of March into early April due to the adverse impact of COVID-19 on the operations of these healthcare providers, as the second quarter progressed, there was an increase in demand for ZILRETTA such that total ZILRETTA purchases by healthcare providers for the second quarter were consistent with the first quarter of this year. The Company currently expects to be able to maintain the $80.0 million liquidity threshold for at least 12 months following the issuance of these financial statements. Taking these factors together, the revenue covenant under the amended and restated credit and security agreement is not expected to be applicable through 12 months from the issuance of the financial statements. Management believes that current cash, cash equivalents, and marketable securities on hand at June 30, 2020 will be sufficient to fund operations for at least the next 12 months from the issuance date of these financial statements.

The future viability of the Company is dependent on its ability to fund its operations through sales of ZILRETTA, and/or raise additional capital, such as through debt or equity offerings, as needed. If the Company is unable to grow sales of ZILRETTA in future periods, it is possible that the Company may not maintain compliance with the revenue covenant in the period after 12 months from issuance of these financial statements and would need to seek additional financing. The Company may not be able to obtain financing on acceptable terms, or at all. In particular, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. If the Company is unable to obtain funding on a timely basis, the Company may need to curtail its operations, including the commercialization of ZILRETTA and research and development activities, which could adversely affect its prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (“GAAP”) for consolidated financial information including the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.

The information presented in the condensed consolidated financial statements and related notes as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019, is unaudited.  The December 31, 2019 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any future period.

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

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Therapeutics Securities Corporation. The Company has eliminated all intercompany transactions for the three and six months ended June 30, 2020 and the year ended December 31, 2019.

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

Service Fees and Allowances— The Company compensates its customers and GPOs for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through June 30, 2020, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three and six months ended June 30, 2020 and 2019:

(In thousands)	Service Fees, Allowances and Chargebacks	Government Rebates and Other Incentives	Product Returns	Purchaser/Provider Discounts and Rebates	Total
Balance as of December 31, 2019	$1,847	$248	$402	$1,656	$4,153
Provision related to sales in the current quarter	1,590	254	114	526	2,484
Credits and payments made	(1,852)	(199)	(10)	(1,656)	(3,717)
Adjustments related to prior period sales	—	95	—	—	95
Balance as of March 31, 2020	1,585	398	506	526	3,015
Provision related to sales in the current quarter	1,417	133	98	892	2,540
Credits and payments made	(1,172)	(262)	(1)	(528)	(1,963)
Adjustments related to prior period sales	—	90	—	2	92
Balance as of June 30, 2020	$1,830	$359	$603	$892	$3,684

Balance as of December 31, 2018	$601	$491	$125	$—	$1,217
Provision related to sales in the current quarter	741	24	57	—	822
Credits and payments made	(332)	(36)	(33)	—	(401)
Balance as of March 31, 2019	1,010	479	149	—	1,638
Provision related to sales in the current quarter	1,196	121	92	—	1,409
Credits and payments made	(1,157)	(65)	(6)	—	(1,228)
Balance as of June 30, 2019	$1,049	$535	$235	$—	$1,819

License Agreement – On March 30, 2020, the Company entered into an exclusive license agreement with Hong Kong Tainuo Pharma Ltd. (“HK Tainuo”) and Jiangsu Tainuo Pharmaceutical Co. Ltd. (“Jiangsu Tainuo”), a subsidiary of China Shijiazhuang Pharmaceutical Co, Ltd. for the development and commercialization of ZILRETTA in Greater China (consisting of mainland China, Hong Kong and Macau, and Taiwan). Under the terms of the agreement, HK Tainuo is obligated to pay the Company an upfront payment of $10.0 million. The Company is also eligible to receive up to $32.5 million in aggregate development, regulatory and commercial sales milestone payments. All payments received from HK Tainuo are subject to the applicable Hong Kong withholding taxes. HK Tainuo will be responsible for the clinical development, product registration and commercialization of ZILRETTA in Greater China and Jiangsu Tainuo will serve as the guarantor of HK Tainuo’s obligations and responsibilities under the agreement. The Company is solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license agreement, will be covered by a separate supply agreement. All amounts owed to the Company are nonrefundable and non-creditable once paid. Unless terminated earlier in accordance with its terms, the license agreement continues in effect in perpetuity or as long as HK Tainuo or Jiangsu Tainuo continue to sell ZILRETTA in Greater China. Either party may terminate the agreement prior to expiration in the event of a material breach if not cured within 60 days from the date of notice of such breach (30 days in the case of payment obligations), or either party files for bankruptcy. The Company also has the right to terminate the agreement if HK Tainuo, Jiangsu Tainuo or any affiliate of each, commences any action or proceeding that challenges the validity, enforceability or scope of any Company patent in Greater China. Upon any such termination, the license granted to HK Tainuo will terminate and all know-how and patents will revert back to the Company. The revenue related to the upfront payment of $10.0 million, of which $5.0 million was received as of June 30, 2020 and the remaining $5.0 million is due in the third quarter of 2020, will be recognized as the Company’s supply obligation is fulfilled over the term of the supply agreement, which has not yet commenced. The Company concluded that the license and supply performance obligations were not distinct, and therefore the transaction price will be recognized as revenue over the period that the Company performs its supply obligations. No revenue was recognized associated with this contract as of June 30, 2020.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2020 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$86,241	$—	$—	$86,241
Marketable securities	7,993	9,516	—	17,509
	$94,234	$9,516	$—	$103,750

	Fair Value Measurements as of December 31, 2019 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$69,733	$—	$69,733
Marketable securities	—	54,407	—	54,407
	$—	$124,140	$—	$124,140

As of June 30, 2020, the Company’s cash equivalents and marketable securities that are invested in money market funds, overnight repurchase contracts, and U.S. Treasury bills are valued using Level 1 inputs based on quoted prices for identical securities in active markets. The Company measures the fair value of certain marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. Amortization and accretion of discounts and premiums are recorded in other income. As of December 31, 2019, the Company’s cash equivalents and marketable securities were classified within Level 2 of the fair value hierarchy.

The Company had a term loan outstanding under its 2015 credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank (the “2015 term loan”).  On August 2, 2019, the Company entered into an amended and restated credit and security agreement with Silicon Valley Bank as agent, MidCap Financial Trust, and Flexpoint MCLS Holdings, LLC (collectively, the “Lenders”), providing for a term loan of $40.0 million (the “2019 term loan”) and a revolving credit facility of up to $20.0 million. The Company concurrently borrowed the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on the 2015 term loan. In February 2020, the Company drew down the full $20.0 million available under the revolving credit facility. On May 18, 2020, the Company entered into an amendment to the amended and restated credit and security agreement (the “amendment”). Pursuant to the amendment, the Company borrowed $15.0 million under a new term loan advance and immediately used the proceeds to repay an equal amount under the revolving credit facility, and the maximum principal amount of the revolving credit facility was reduced from $20.0 million to $5.0 million. The new term loan is subject to substantially the same terms, including interest rate, amortization and maturity date, as the existing term loan under the credit facility. The amount outstanding on the 2019 term loan is reported at its carrying value in the accompanying balance sheet as of June 30, 2020. The Company determined the fair value of the 2019 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2019 term loan was valued using Level 2 inputs as of June 30, 2020. The result of the calculation yielded a fair value that approximates its carrying value. The Company also concluded that the carrying value of the revolving credit facility approximates fair value because of the short-term maturity of this debt instrument.

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

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading.  The market for trading of the 2024 Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.  The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $171.9 million at June 30, 2020.

4. Marketable Securities

As of June 30, 2020 and December 31, 2019 the fair value of available-for-sale marketable securities by type of security was as follows:

	June 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$1,997	$—	$—	$1,997
U.S. government obligations	$7,994	$—	$—	$7,994
Corporate bonds	$7,515	$3	$—	$7,518
	$17,506	$3	$—	$17,509

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$6,189	$—	$—	$6,189
U.S. government obligations	29,950	24	—	29,974
Corporate bonds	18,206	38	—	18,244
	$54,345	$62	$—	$54,407

As of June 30, 2020 and December 31, 2019, marketable securities consisted of $17.5 million and $54.4 million, respectively, of investments that mature within 12 months. There were no investments with maturities greater than 12 months as of June 30, 2020 and December 31, 2019. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. There were no material impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three and six months ended June 30, 2020.

5.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Prepaid expenses	$4,700	$5,072
Deposits	61	61
Interest receivable on marketable securities	82	238
Other	200	—
Total prepaid expenses and other current assets	$5,043	$5,371

6. Inventory

Inventory consisted of the following as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Raw materials	$3,479	$2,846
Work in process	10,334	7,575
Finished goods	5,579	6,108
Total inventories	$19,392	$16,529

Finished goods manufactured by the Company have a shelf life of approximately 24 months from the date of manufacture.

The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During the three and six months ended June 30, 2020, the Company expensed $3.4 million to cost of sales for unabsorbed manufacturing and overhead costs related to the operation of the United Kingdom facility at Patheon UK Limited. As of June 30, 2020, the Company determined that no write-downs to finished goods inventory for potentially excess, dated or obsolete inventory were required.

7. Property and Equipment, Net

Property and equipment, net, as of June 30, 2020 and December 31, 2019 consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Computer and office equipment	$1,203	$1,184
Manufacturing equipment	12,297	12,147
Furniture and fixtures	609	609
Software	455	455
Leasehold improvements	1,157	1,157
Construction in progress	11,153	6,077
	26,874	21,629
Less: Accumulated depreciation	(9,079)	(7,967)
Total property and equipment, net	$17,795	$13,662

Depreciation expense for the three and six months ended June 30, 2020 was approximately $0.6 million and $0.8 million, respectively, compared to $0.2 million and $0.4 million, respectively, for the same periods in the prior year. The Company disposed of one piece of equipment during the six months ended June 30, 2020 and recorded a loss on the disposal of $0.3 million. As of June 30, 2020, construction in progress consisted primarily of equipment purchases related to the expansion of the Company’s manufacturing capabilities at its contract manufacturer, Patheon U.K. Limited.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Research and development	$1,597	$1,924
Payroll and other employee-related expenses	7,922	8,748
Professional services fees	1,845	4,888
Accrued interest	1,464	1,356
Product revenue reserves	1,854	2,306
Accrual for employee stock purchase plan	166	183
Other	562	205
Total accrued expenses and other current liabilities	$15,410	$19,610

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

On May 18, 2020, the Company entered into an amendment to the amended and restated credit and security agreement. Pursuant to the amendment, the Company borrowed $15.0 million under a new term loan advance and immediately used the proceeds to repay an equal amount under the revolving credit facility, and the maximum principal amount of the revolving credit facility was reduced from $20.0 million to $5.0 million. The new term loan is subject to substantially the same terms, including interest rate, amortization and maturity date, as the existing term loan under the credit facility. Under the credit facility, as amended, the Company remains subject to a minimum liquidity threshold, such that at any time the Company’s liquidity is below $80.0 million, the Company will become subject to a minimum revenue covenant. However, pursuant to the amendment, the Company’s liquidity now includes certain accounts receivable as deemed eligible under the credit and security agreement, in addition to cash, cash equivalents, and marketable securities. Prior to May 2021, the minimum revenue covenant, if it applies in the future, is unmodified and is based on the greater of (i) a conservative percentage of the year’s approved forecast and (ii) modest growth over the trailing twelve months of actual revenues. Beginning in May 2021, the minimum revenue covenant, if it applies, will be the greatest of (i) a conservative percentage of the year’s approved forecast, (ii) modest growth over the trailing twelve months of actual revenues and (iii) 100% of the minimum revenue covenant amount for the preceding month. Also pursuant to the amendment, the final payment due upon repayment or maturity of the term loans was changed from 4.75% of the term loan amount to 6.75% of the term loan amount.

The amended and restated credit and security agreement also has a material adverse event clause. If the revenue covenant becomes applicable and the Company fails to comply with it, or a material adverse change as defined in the agreement occurs, the amounts due under the amended and restated credit and security agreement could be declared immediately due and payable. As of June 30, 2020, the Company was compliant with all covenants.

Borrowings under the 2019 term loan accrue interest monthly at a floating interest rate equal to the greater of the prime rate plus 1.5% or 6.5% per annum. Following an interest-only period of 18 months, principal is due in 36 equal monthly installments commencing February 1, 2021 and ending on the Maturity Date. Upon the Maturity Date, the Company will be obligated to pay a final payment equal to 6.75% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the straight-line method, which approximates the effective interest method. As of June 30, 2020, the carrying value of the term loan was approximately $55.4 million, of which $7.6 million is due within 12 months and $47.8 million is due in greater than 12 months.

The Company may prepay the term loan at any time by paying the outstanding principal balance, a final payment equal to 6.75% of the term loan amount, all accrued interest and a prepayment fee of 3% of the outstanding term loan amount if repaid in the first year, 2% of the outstanding term loan amount if repaid in the second year, and 1% of the outstanding term loan amount if repaid in the third year of the loan; no prepayment fee is required thereafter.

As of June 30, 2020, annual principal and interest payments due under the 2019 term loan were as follows:

Year	Aggregate Minimum Payments (in thousands)
2020	2,138
2021	20,090
2022	20,371
2023	19,117
2024	5,249
Thereafter	—
Total	$66,965
Less interest	(8,252)
Less unamortized portion of final payment	(3,245)
Total	$55,468

Revolving Credit Facility

Borrowings under the revolving credit facility accrue interest monthly at a floating interest rate equal to the greater of the prime rate or 5.50% per annum. In addition to paying interest on any amounts borrowed under the revolving credit facility, the Company owes an unused revolving line facility fee equal to 0.25% per annum of the average unused portion of the revolving line, multiplied by the difference between the total amount available to be borrowed (the “Revolving Commitment Amount”) and the greater of the average outstanding revolver balance and 25% of the Revolving Commitment Amount. The revolving credit facility and any related fees or interest payments became available to the Company beginning January 1, 2020, and in February 2020, the Company drew down the $20.0 million available. On May 18, 2020, in connection with the amendment to the amended and restated credit and security agreement, the Company repaid $15.0 million, reducing the outstanding principal balance on the revolver to $5.0 million, and the maximum principal amount of the revolving credit facility was reduced from $20.0 million to $5.0 million.

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

In connection with the issuance of the 2024 Convertible Notes, the Company incurred approximately $6.5 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total debt issuance costs, $4.4 million was allocated to the liability component and are recorded as a reduction of the 2024 Convertible Notes in our consolidated balance sheets. The remaining $2.1 million was allocated to the equity component and is recorded as a reduction to additional paid-in capital.

Debt discount and issuance costs of $68.9 million are being amortized to interest expense over the life of the 2024 Convertible Notes using the effective interest rate method. As of June 30, 2020, the stated interest rate was 3.375%, and the effective interest rate was 9.71%. Interest expense related to the 2024 Convertible Notes for the three and six months ended June 30, 2020 was $3.9 million and $7.7 million, respectively, including $2.2 million and $4.3 million, respectively, related to amortization of the debt discount.

The table below summarizes the carrying value of the 2024 Convertible Notes as of June 30, 2020:

(in thousands)
Gross proceeds	$201,250
Portion of proceeds allocated to equity component (additional paid-in capital)	(64,541)
Debt issuance costs	(6,470)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,075
Amortization of debt discount and debt issuance costs	25,676
Carrying value 2024 Convertible Notes	$157,990

10. Stock-Based Compensation

Stock Option Valuation

The fair value of each of the Company’s stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Risk-free interest rates	0.51-0.56%	1.89 - 2.41%	0.51 - 1.79%	1.89 - 2.67%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	70.3 - 72.3%	68.6 - 68.9%	65.4 - 72.3%	68.6 - 69.5%

The following table summarizes stock option activity for the six months ended June 30, 2020:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2019	4,775	$17.99
Granted	420	14.98
Exercised	(5)	12.88
Cancelled	(263)	17.80
Outstanding as of June 30, 2020	4,927	$17.75
Options vested and expected to vest at June 30, 2020	4,927	$17.75
Options exercisable at June 30, 2020	3,381	$18.13

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. Options to purchase a total of 4,691 shares of the Company’s common stock, with an aggregate intrinsic value of approximately $15,139, were exercised during the six months ended June 30, 2020.

At June 30, 2020 and 2019, there were options for the purchase of approximately 4,926,718 and 4,972,362 shares of the Company’s common stock outstanding, respectively, with a weighted average remaining contractual term of 6.7 years and 7.2 years, respectively, and with a weighted average exercise price of $17.75 and $18.23 per share, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2020 and 2019 was $8.94 and $8.78 per share, respectively.

Restricted Stock Units

During the six months ended June 30, 2020, the Company awarded 953,375 RSUs to employees at an average grant date fair value of $11.61 per share. The majority of the RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee’s continued employment with, or services to, the Company on each vesting date. Compensation expense is recognized on a straight-line basis. Included in the 2020 RSU awards is a grant of 175,000 RSUs to the Company’s Chief Executive Officer. These RSUs have a performance condition in that they will only vest if the Company reaches a certain revenue threshold at December 31, 2020. If the threshold is reached, the vesting schedule will be the same as RSUs granted to other employees. As of June 30, 2020, the Company concluded that it was not probable that the performance condition would be met. Therefore, no expense has been recognized on these awards during the six months ended June 30, 2020.

The following table summarizes the RSU activity for the six months ended June 30, 2020:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2019	853	$15.84
Granted	953	11.61
Vested/Released	(209)	16.44
Cancelled	(122)	14.86
Nonvested Balance as of June 30, 2020	1,475	$13.11

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs and shares purchased under the Employee Stock Purchase Plan for the three and six months ended June 30, 2020 and 2019 as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Research and development	$1,087	$1,385	$3,289	$2,541
Selling, general and administrative	2,700	2,832	5,149	5,529
Total	$3,787	$4,217	$8,438	$8,070

As of June 30, 2020, unrecognized stock-based compensation expense for stock options outstanding was approximately $15.5 million which is expected to be recognized over a weighted average period of 2.3 years. As of June 30, 2020, unrecognized stock-based compensation expense for RSUs outstanding was $17.1 million which is expected to be recognized over a period of 2.9 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net loss	$(32,619)	$(36,487)	$(69,421)	$(78,025)
Net loss:	$(32,619)	$(36,487)	$(69,421)	$(78,025)
Denominator:
Weighted average common shares outstanding, basic and diluted	42,776	38,010	40,664	38,001
Net loss per share, basic and diluted	$(0.76)	$(0.96)	$(1.71)	$(2.05)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Shares issuable upon conversion of the 2024 Convertible Notes	7,515	7,515	7,515	7,515
Stock options	4,987	5,104	4,925	4,938
Restricted stock units	1,479	963	1,196	718
Total	13,981	13,582	13,636	13,171

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

In June 2019, the Company amended the Lease to add approximately 5,330 square feet of additional office space and extend the term of the Lease through April 30, 2025 (the “Amended Lease”). As a result of the Amended Lease, the total rentable floor area is 41,873 square feet. Starting in August 2019, the Company’s minimum monthly lease payment is approximately $108,000, which increases over the term of the Amended Lease. In addition to the base rent for the office space, the Company is responsible for its share of operating expenses and real estate taxes. The lease commencement date for the additional space, which represents the date the Company first had access to the space, was July 1, 2019. The Company accounted for the Amended Lease as a lease modification that is a separate contract from the original lease and recorded an incremental right-of-use asset and lease liability of $2.5 million, which represents the present value of the lease payments relating to the new space, as well as the lease payments relating to the 18-month extension of the existing space, as of the modification date, discounted at 6.8%.

The straight-line lease cost for the Amended Lease (including the expense relating to the original Lease) amounted to $0.4 million and $0.9 million, respectively, for the three and six months ended June 30, 2020, and was included in operating expenses. As of June 30, 2020, the remaining lease term on the Amended Lease was 4.8 years, which includes the 18-month extension resulting from the amendment signed in June 2019.

Woburn Lease

In February 2017, the Company entered into a five-year lease for laboratory space located in Woburn, Massachusetts with a monthly lease payment of approximately $15,000, which increases over the term of the lease, plus a share of operating expenses.

Upon adoption of ASU 2016-02, the Company recorded a right-of-use asset and corresponding lease liability for the Lease on January 1, 2019, by calculating the present value of lease payments, discounted at 8.4%, the Company’s estimated incremental borrowing rate, over the 3.2-year remaining term.  The Woburn lease includes an option to extend the term of the lease for two years. Since the Company adopted ASU 2016-02 using the Comparatives under 840 approach, it did not reassess the determination of its operating leases as leases, and therefore no options to extend the lease were included in the calculation of the lease liability as of June 30, 2020. The straight-line lease cost for the Woburn lease amounted to $46,000 and $92,000, respectively, for the three and six months ended June 30, 2020, and was included in operating expenses. As of June 30, 2020, the remaining lease term on the Woburn lease was 1.7 years.

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

In April 2020, the Company entered into a side letter amending the Manufacturing Agreement with Patheon pursuant to which the parties agreed that the Company would continue to pay the monthly base fee for maintaining the manufacturing suites, but minimum purchase obligations would be cancelled for 2020 as the Company temporarily suspended manufacturing activities for ZILRETTA. In June 2020, the Company informed Patheon of its intent to restart manufacturing in the fourth quarter. The amendment did not change the amount of fixed consideration owed to Patheon over the life of the contract, nor did it grant the Company any additional rights of use. As such, there was no change in the accounting for the embedded lease as a result of this amendment.

As of June 30, 2020, the remaining lease term on the Patheon lease was 7.3 years. The straight-line lease cost amounted to $55 thousand and $113 thousand, respectively for the three and six months ended June 30, 2020, respectively, and is included in inventory as part of manufacturing overhead.

The components of lease expense and related cash flows were as follows:

(In thousands)	For the three months ended June 30,		For the six months ended June 30,
Operating lease cost	2020	2019	2020	2019
Operating lease cost included in operating expenses	$514	$369	$1,027	$738
Operating lease cost included in inventory	55	48	113	93
Total operating lease cost	569	417	1,140	831

Operating cash flows from operating leases	739	590	1,557	1,094

Maturities of lease liability due under these lease agreements as of June 30, 2020 were as follows:

Year	Operating Lease Obligations (in thousands)
2020	$989
2021	2,018
2022	1,865
2023	1,873
2024	1,915
Thereafter	1,180
Present value of imputed interest	(2,418)
Total	$7,422

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

FX201 Related Agreements

In December 2017, the Company entered into a definitive agreement with GeneQuine Biotherapeutics GmbH (“GeneQuine”) to acquire the global rights to FX201. As part of the asset purchase transaction with GeneQuine, the Company made an upfront payment to GeneQuine of $2.0 million.  In 2018, the Company paid GeneQuine $750,000 for the milestone of initiating a GLP toxicology study of FX201. In addition, the Company paid GeneQuine a $750,000 payment in November 2019 following the FDA acceptance of the IND application for FX201. The next milestone of $2.5 million was achieved in March 2020 when the first patient was treated in the Phase 1 clinical trial. This milestone was recognized as research and development expense in the first quarter of 2020. The Company may also be required to make additional milestone payments during the development of FX201, including up to $4.5 million for the initiation of a Phase 2 Proof of Concept (PoC), clinical trial and, following successful PoC, up to an additional $51.5 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired and recognized as research and development expense in December 2017 as the FX201 product candidate had not been commercially approved and had no alternative future use. The milestone payments for the GLP toxicology study and the acceptance of the IND were also recorded to research and development expense in the fourth quarters of 2018 and 2019, respectively. Future milestone payments earned prior to regulatory approval of FX201 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned upon regulatory approval would be recognized as an intangible asset and amortized to expense over its estimated life. As of June 30, 2020, no other milestones under the arrangement were probable of being achieved. As part of the transaction, the Company became the direct licensee of certain underlying Baylor College of Medicine (Baylor) patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires the Company to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, the Company also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of preclinical and initial clinical supplies of FX201.

FX301 Related Agreements

In September 2019, the Company entered into a definitive agreement with Xenon Pharmaceuticals, Inc. (“Xenon”) that provides the Company with the global rights to develop and commercialize XEN402, Xenon’s NaV1.7 inhibitor known as funapide, formulated for extended release with a novel, Flexion proprietary thermosensitive hydrogel under the Company’s preclinical program known as FX301. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination. As part of the asset purchase transaction with Xenon, the Company made an upfront payment to Xenon of $3.0 million.  The upfront fee was attributed to the intellectual property acquired and was recognized as research and development expense in September 2019 as the FX301 product candidate had not been commercially approved and had no alternative future use. As of June 30, 2020, the Company concluded that the first milestone relating to the initiation of the first GLP toxicology study was probable of being achieved, as the GLP toxicology study commenced on April 13, 2020. The Company recorded a milestone payment of $500,000 to research and development expense in the first quarter of 2020. The Company may also be required to make additional milestone payments during the development of FX301, including up to $8.0 million through initiation of a Phase 2 proof of concept (PoC) clinical trial and, following successful PoC, up to $40.8 million in development and global regulatory approval milestone payments and up to an additional $75.0 million in sales-related milestone payments.  Future milestone payments earned prior to regulatory approval of FX301 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned subsequent to regulatory approval would be recognized as an intangible asset and amortized to expense over the estimated life of FX301. As of June 30, 2020, no other milestones under the arrangement were probable of being achieved. As part of the transaction, the Company became the direct licensee of certain underlying Xenon patents and other proprietary rights related to XEN402 for human applications.  The Xenon agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patents directly related to XEN402, with a similar royalty-free license to other Xenon proprietary rights directly related to XEN402. The agreement with Xenon includes a tiered royalty ranging from mid-single digits to low double digits that is based on aggregate annual net sales of FX301 and requires the Company to use reasonable efforts to develop FX301 according to timelines set out in the agreement.

13. Subsequent Events

On July 16, 2020, the Company’s Compensation Committee of the Board of Directors approved the grant of restricted stock units (“RSUs”) to substantially all the Company’s employees, including executive officers. The number of shares of the Company’s common stock subject to each RSU is generally equal to the employee’s target annual equity grant, except for the Company’s chief executive officer whose RSU grant was half of the target annual equity grant. The RSU’s granted to the Company’s executive officers vest in equal annual installments over a 3-year vesting period, while the RSUs granted to the Company’s non-executive employees vest 1/3rd on the one-year anniversary of the grant date and 2/3rds on the second-year anniversary of the grant date.

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

We were incorporated in Delaware in November 2007, and to date, we have devoted substantially all of our resources to developing our product candidates, including conducting clinical trials with our product candidates, preparing for and undertaking the commercialization of ZILRETTA, providing general and administrative support for these operations and protecting our intellectual property. From our inception through June 30, 2020, we have raised approximately $913 million and funded our operations primarily through the sale of our common stock, convertible preferred stock, and convertible debt, as well as debt financing. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

Financing Transaction

On May 26, 2020, we completed an equity offering of our common stock, which resulted in the sale of 10,615,385 shares of our common stock at a price to the public of $9.75 per share including shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares. We received net proceeds from the follow-on financing of $96.8 million after deducting underwriting discounts, commissions, and offering costs.

Impact of the Coronavirus Global Pandemic (“COVID-19”)

In December 2019, a novel strain of coronavirus, which causes the COVID-19 disease, was first reported in Wuhan, China and has since become a global pandemic (“COVID-19”). COVID-19 has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. COVID-19 continues to rapidly evolve. In mid-March, the U.S. declared a national emergency and states implemented various “social distancing” and “stay at home” measures to mitigate the spread of COVID-19.  In turn, we closed our offices in Burlington, MA and instructed all of our employees to work from home, including all of our field-based personnel. We also undertook prudent and disciplined steps to reduce expenses across the organization, including hiring and travel freezes; elimination of live presence at medical and industry conferences, reductions in in-person physician speaker programs, reductions in market research and select marketing programs and materials; and elimination of non-essential operating expenses. In addition, we paused our Phase 1 trial of FX201 (which we subsequently restarted); discontinued our Phase 2 trial investigating ZILRETTA in shoulder OA and adhesive capsulitis (AC) due to the small number of patients enrolled; and, we temporarily paused manufacturing activities for ZILRETTA to avoid excess levels of inventory

Due to the significant impacts of COVID-19 on patient flow at healthcare providers, purchases of ZILRETTA by healthcare providers dropped precipitously in the latter part of March and that decline continued into early April, when weekly purchases of ZILRETTA by healthcare providers reached a nadir of 627 units.  Despite this precipitous decline, our Musculoskeletal Business Managers (MBMs) found most accounts were receptive to “e-detailing,” and in the second quarter our MBMs were able to gain access to some healthcare providers who had been previously very difficult to reach due to busy office and surgical schedules. Additionally, by the end of the quarter, the vast majority of our MBMs were able to return to the field to do to in-person calls on accessible physician offices. Correspondingly, our Commercial team conducted a series of focus groups with physicians around the country who confirmed that the pandemic had resulted in many patients facing extensive delays for total knee replacement (TKR) surgery, and caused other patients to postpone surgery indefinitely.

We conducted a survey of 30 orthopedists and approximately 60% of the respondents indicated they were using ZILRETTA to help manage patients facing delays to TKR, and those prescribers indicated that almost one third of their current ZILRETTA use was for this purpose.  We believe this contributed to the month-over-month growth of ZILRETTA purchases by healthcare providers in the second quarter, which was 4,863 units, 13,547 units and 18,287 units in April, May and June respectively.  In total, approximately 36,700 units of ZILRETTA were purchased in the second quarter, which was essentially in line with the first quarter of 2020. We recognize revenue primarily on sales of ZILRETTA to specialty distributors and a specialty pharmacy versus the purchases of ZILRETTA by healthcare providers.  Due to the impacts of COVID-19, the level of product inventory held at specialty distributors at the end of the first quarter was higher than prior quarters. As purchases of ZILRETTA by healthcare providers increased throughout the second quarter, the specialty distributors worked through their elevated inventory levels.  As a result, the aggregate number of ZILRETTA units that our specialty distributors purchased and that we recognized as revenue in the second quarter was less than the aggregate amount purchased by healthcare providers from specialty distributors during this period.

To help ensure adequate and uninterrupted supply of ZILRETTA to meet anticipated future demand, in June we informed Patheon of our intent to restart manufacturing in the fourth quarter.  In addition, we resumed our clinical trial of FX201 in the second quarter, and we aim to initiate a trial investigating ZILRETTA in shoulder OA in 2021.

While we are encouraged by the growth of ZILRETTA purchases by healthcare providers we saw from April to June and the evolving role of ZILRETTA in managing knee pain for patients experiencing TKR delays, the future impact of COVID-19 on our business remains uncertain and unpredictable.

Q2 2020 Commercial Metrics

We closely track and provide quarterly updates on several quantitative uptake metrics to provide perspective on the progress of the ZILRETTA launch. Since the launch in November 2017 through June 30, 2020:

•	3,858 of our approximately 5,000 target accounts had purchased ZILRETTA. This reflects growth of 186 since March 31, 2020 when 3,672 accounts had purchased product.
•	77% of purchasing accounts (2,983) had placed at least one reorder up from 2,832 accounts that had reordered ZILRETTA as of March 31, 2020.
•	1,023 accounts had made ZILRETTA purchases of more than 50 units; 1,102 accounts had purchased 11 to 50 units; and 1,733 accounts had purchased between 1 and 10 units.
•	Accounts purchasing more than 50 ZILRETTA units accounted for 213,721 of the 249,024 ZILRETTA units purchased.

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

In March 2020, we successfully dosed the first patients in a Phase 1, multicenter, open-label, dose-escalation trial evaluating the safety and tolerability of FX201 in patients with painful OA of the knee. As discussed above, we voluntarily suspended enrollment in the FX201 Phase 1 clinical trial in April as a result of COVID-19 in consideration of guidance issued by FDA and resumed the trial in late May.

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

We continue to advance the preclinical program for FX301, and we anticipate initiating FX301 clinical trials in 2021.

Financial Overview

Revenue

Product Revenue

Net product sales consist of sales of ZILRETTA, which was approved by the FDA on October 6, 2017 and launched in the United States in October 2017. We had not generated any revenue prior to the launch of ZILRETTA.

License Revenue

On March 30, 2020, we entered into an exclusive license agreement with HK Tainuo and Jiangsu Tainuo, a subsidiary of China Shijiazhuang Pharmaceutical Co, Ltd. for the development and commercialization of ZILRETTA in Greater China (consisting of mainland China, Hong Kong and Macau, and Taiwan). Under the terms of the agreement, HK Tainuo is obligated to pay us an upfront payment of $10.0 million. We are also eligible to receive up to $32.5 million in aggregate development, regulatory and commercial sales milestone payments. All payments received from HK Tainuo are subject to the applicable Hong Kong withholding taxes. HK Tainuo will be responsible for the clinical development, product registration and commercialization of ZILRETTA in Greater China and Jiangsu Tainuo will serve as the guarantor of HK Tainuo’s obligations and responsibilities under the agreement. We are solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license agreement, will be covered by a separate supply agreement. All amounts owed to us are nonrefundable and non-creditable once paid. The revenue related to the upfront payment of $10.0 million, of which $5.0 million was received as of June 30, 2020 and the remaining $5.0 million is due in the third quarter of 2020, will be recognized as our supply obligation is fulfilled over the term of the supply agreement, which has not yet commenced. We concluded that the license and supply performance obligations were not distinct, and therefore the transaction price will be recognized as revenue over the period that we perform our supply obligations. No revenue was recognized associated with this contract as of June 30, 2020.

Cost of Sales

Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of ZILRETTA. Cost of sales also includes period costs related to certain inventory manufacturing services, inventory adjustment charges, and unabsorbed manufacturing and overhead costs, as well as any write-offs of inventory that fails to meet specifications or is otherwise no longer suitable for commercial manufacture. We continue to incur certain fixed overhead costs related to the operation of the manufacturing facility at Patheon while production activities are temporarily suspended. These fixed overhead costs would typically be capitalized to ZILRETTA inventory but are recorded to cost of sales over the period in which production is suspended.

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

Our research and development expenses are expected to decrease over the remainder of 2020 relative to the prior year. As part of our expense reduction steps taken in response to the COVID-19 pandemic, we terminated the Phase 2 clinical trial investigating ZILRETTA in shoulder OA and AC and temporarily suspended the FX201 single ascending dose trial which resulted in a deferral of spending related to clinical trials, and eliminated other non-essential operating expenses. While the duration of COVID-19 and its impact on our ability to conduct clinical development are highly uncertain, we expect that a return to normal operations will likely result in an increase in future research and development expenses.

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

Provision for income taxes. The provision for income taxes consists of foreign withholding taxes related to our license agreement with HK Tainuo.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following tables summarize our results of operations for the three and six months ended June 30, 2020:

	Three Months Ended June 30,
(In thousands)	2020	2019	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$15,451	$16,953	$(1,502)	(8.9)%
Operating expenses:
Cost of sales	5,481	1,398	4,083	292.1%
Research and development	12,507	16,125	(3,618)	(22.4)%
Selling, general and administrative	24,730	33,103	(8,373)	(25.3)%
Total operating expenses	42,718	50,626	(7,908)	(15.6)%
Loss from operations	(27,267)	(33,673)	6,406	(19.0)%
Other (expense) income:
Interest income	95	831	(736)	(88.6)%
Interest expense	(5,002)	(3,949)	(1,053)	26.7%
Other income	(197)	304	(501)	(164.8)%
Total other (expense) income	(5,104)	(2,814)	(2,290)	81.4%
Loss before income taxes	(32,371)	(36,487)	4,116	(11.3)%
Income tax expense	248	—	248	100.0%
Net loss	$(32,619)	$(36,487)	3,868	(10.6)%

	Six Months Ended June 30,
(In thousands)	2020	2019	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$35,578	$27,517	$8,061	29.3%
Operating expenses:
Cost of sales	7,757	3,160	4,597	145.5%
Research and development	33,641	31,550	2,091	6.6%
Selling, general and administrative	54,029	65,325	(11,296)	(17.3)%
Total operating expenses	95,427	100,035	(4,608)	(4.6)%
Loss from operations	(59,849)	(72,518)	12,669	(17.5)%
Other (expense) income:
Interest income	522	1,842	(1,320)	(71.7)%
Interest expense	(9,723)	(7,885)	(1,838)	23.3%
Other income	(123)	536	(659)	(122.9)%
Total other (expense) income	(9,324)	(5,507)	(3,817)	69.3%
Loss before income taxes	(69,173)	(78,025)	8,852	(11.3)%
Income tax expense	248	—	248	100.0%
Net loss	$(69,421)	$(78,025)	8,604	(11.0)%

Product Revenue

We began commercially selling ZILRETTA within the United States in October 2017, following FDA approval on October 6, 2017. Net product revenue for the three months ended June 30, 2020 and 2019 was $15.5 million and $17.0 million, respectively. For the six months ended June 30, 2020 and 2019, we recorded net product revenue of $35.6 million and $27.5 million, respectively. The period-over-period changes are primarily due to changes in the number of ZILRETTA units sold. We recognize revenue primarily on sales of ZILRETTA to specialty distributors and a specialty pharmacy versus the purchases of ZILRETTA by healthcare providers.  Due to the impacts of COVID-19, the levels of product inventory held at specialty distributors at the end of the first quarter was higher than prior quarters.  As purchases of ZILRETTA by healthcare providers increased throughout the second quarter, the specialty distributors worked through their elevated inventory levels.  As a result, the aggregate number of ZILRETTA units that our specialty distributors purchased and that we recognized as revenue in the second quarter was less than the aggregate amount purchased by healthcare providers from specialty distributors during this period.  As of June 30, 2020, ZILRETTA inventory levels at our specialty distributors were consistent with the levels at the end of prior quarters, other than March 31, 2020.  We are unable to predict the long-

term impact of COVID-19 and the pace of recovery and how this may impact purchases of ZILRETTA by healthcare providers, as individual providers and their patients have had different responses to the pandemic. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Cost of Sales

Cost of sales was $5.5 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, cost of sales was comprised of $1.6 million related to the actual cost of units sold, $3.4 million of unabsorbed overhead associated with the voluntary, temporary suspension of manufacturing activities at Patheon due to COVID-19 impacts on sales of ZILRETTA, and $0.5 million of period costs and other adjustments. For the three months ended June 30, 2019, cost of sales were solely comprised of $1.4 million related to the actual cost of units sold.

Cost of sales was $7.8 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, cost of sales consisted of $3.6 million related to the actual cost of units sold, $3.4 million of unabsorbed manufacturing overhead, and $0.8 million of period costs and adjustments. For the six months ended June 30, 2019, cost of sales consisted of $2.7 million related to the actual cost of units sold and $0.4 million of period costs and adjustments.

Research and Development Expenses

	Three Months Ended June 30,
(In thousands)	2020	2019	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$2,319	$5,017	$(2,698)	(53.8)%
FX201	1,243	1,363	(120)	(8.8)%
Portfolio expansion	1,511	623	888	142.5%
Other	258	911	(653)	(71.7)%
Total direct research and development expenses	5,331	7,914	(2,583)	(32.6)%
Personnel and other costs	7,176	8,211	(1,035)	(12.6)%
Total research and development expenses	$12,507	$16,125	$(3,618)	(22.4)%

	Six Months Ended June 30,
(In thousands)	2020	2019	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$7,145	$10,307	$(3,162)	(30.7)%
FX201	4,958	2,341	$2,617	111.8%
Portfolio expansion	3,409	1,293	2,116	163.7%
Other	899	1,500	(601)	(40.1)%
Total direct research and development expenses	16,411	15,441	970	6.3%
Personnel and other costs	17,230	16,109	1,121	7.0%
Total research and development expenses	$33,641	$31,550	$2,091	6.6%

Research and development expenses were $12.5 million and $16.1 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in research and development expenses of $3.6 million was primarily due to a decrease of $2.7 million in development expenses for ZILRETTA due to lower ZILRETTA clinical trial activity during the period, as well as a decrease of $1.0 million in salary and other employee-related costs and stock-based compensation expense related to lower headcount.

Research and development expenses were $33.6 million and $31.6 million for the six months ended June 30, 2020 and 2019, respectively. The increase in research and development expenses of $2.1 million was primarily due to an increase of $1.1 million in salary and other employee-related costs, as well as an increase in expenses related to FX201 related to the payment of $2.5 million to GeneQuine for dosing the first human patient in the Phase 1 clinical trial, and an increase in other portfolio expenses of $1.5 million, primarily related to GLP toxicology studies for FX301, offset by a decrease of $3.2 million in development expenses for ZILRETTA due to lower ZILRETTA clinical trial expenses during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $24.7 million and $33.1 million for the three months ended June 30, 2020 and 2019, respectively. Selling expenses were $16.8 million and $24.8 million for the three months ended June 30, 2020 and 2019, respectively. The year over year decrease of $8.0 million was primarily due to the expense reduction measures taken in response to COVID-19; in particular, the elimination of live presence at industry conferences, reductions in in-person physician speaker programs and reductions in market research and select marketing programs and materials, as well as a reduction in travel expenses as MBMs were generally unable to visit healthcare practices in person due to various “stay at home” orders. General and administrative expenses were $7.9 million and $8.3 million for the three months ended June 30, 2020 and 2019, respectively, which represents a decrease of $0.4 million.

Selling, general and administrative expenses were $54.0 million and $65.3 million for the six months ended June 30, 2020 and 2019, respectively. Selling expenses were $37.3 million and $48.6 million for the six months ended June 30, 2020 and 2019, respectively. The year-over-year decrease in selling expenses of $11.3 million was primarily due to the expense reduction measures described above taken in response to COVID-19. General and administrative expenses were $16.7 million for each of the six months ended June 30, 2020 and 2019.

Other Income (Expense)

Interest income was $0.1 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively. Interest income was $0.5 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in interest income was primarily due to a decrease in the average investment balance as well as a decrease in interest rates over the period.

Interest expense was $5.0 million and $3.9 million for the three months ended June 30, 2020 and 2019, respectively. Interest expense was $9.7 million and $7.9 million for the six months ended June 30, 2020 and 2019. The increase in interest expense can be attributed to the interest incurred associated with the term loan that we entered into in August 2019 under the amended credit and security agreement, as well as the revolving credit facility, which we drew down in February 2020.

Foreign Withholding Taxes

The provision for income taxes for the three and six months ended June 30, 2020 was comprised of $0.2 million in foreign withholding taxes related to the HK Tainuo upfront payment.

Liquidity and Capital Resources

For the six months ended June 30, 2020, we generated $35.6 million in net product revenue. We have incurred significant net losses in each year since our inception, including net losses of $149.8 million, $169.7 million, and $137.5 million, for fiscal years 2019, 2018, and 2017, respectively, and $69.4 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $738.0 million. We anticipate that we will continue to incur losses over the next few years.

Since our inception through June 30, 2020, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and convertible debt, and through venture debt financing. From our inception through June 30, 2020, we had raised approximately $913 million from such transactions, including amounts from our initial and follow-on public offerings during 2014, 2016, 2017, and most recently in May of 2020, as well as our term loan facility entered into in 2015 and 2019 and our 2024 Convertible Notes issuance in 2017. This funding is necessary to support the commercialization of ZILRETTA and to perform the research and development activities required to develop our other product candidates in order to generate future revenue streams. We may not be able to obtain financing on acceptable terms, or at all. In particular, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive.

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

As of June 30, 2020, we had cash, cash equivalents, and marketable securities of $200.6 million.  Based on our current operating plan we anticipate that our existing cash, cash equivalents, and marketable securities will fund our operations for at least the next 12 months from the issuance date of these financial statements. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an objective of capital preservation.

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

On May 18, 2020, we entered into an amendment to the amended and restated credit and security agreement (the “amendment”). Pursuant to the amendment, we borrowed $15.0 million under a new term loan advance and immediately used the proceeds to repay an equal amount under the revolving credit facility, and the maximum principal amount of the revolving credit facility was reduced from $20.0 million to $5.0 million. The new term loan is subject to substantially the same terms, including interest rate, amortization and maturity date, as the existing term loan under the credit facility. Additionally, if our liquidity (as defined in Note 9 to our unaudited consolidated financial statements included elsewhere in this report) should decrease below $80.0 million, under the terms of the amended and restated credit and security agreement, we would become subject to a minimum revenue covenant. If we become subject to the minimum revenue covenant and fail to comply with it, the lenders could elect to declare all amounts outstanding to be immediately due and payable. Additionally, if our liquidity is below $80.0 million, all amounts received from customer collections will be applied immediately to reduce the revolving credit facility.

Term loan borrowings under the credit facility accrue interest monthly at a floating interest rate equal to the greater of the Prime Rate (as reported in the Wall Street Journal) plus 1.50% or 6.50% per annum.  Under the term loan credit facility, following an 18-month interest-only period, principal will be due in 36 equal monthly installments commencing February 1, 2021 and ending on the Maturity Date. We may prepay the term loan at any time by paying the outstanding principal balance, a final payment equal to 6.75% of the term loan amount, all accrued interest and a prepayment fee of 3% of the outstanding term loan amount if repaid in the first year, 2% of the outstanding term loan amount if repaid in the second year, and 1% of the outstanding term loan amount if repaid in the third year of the loan; no prepayment fee is required thereafter.

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

The following table shows a summary of our cash flows for each of the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows used in operating activities	$(48,607)	$(78,363)
Cash flows provided by investing activities	31,370	40,795
Cash flows provided by (used in) financing activities	118,083	(3,960)
Net increase (decrease) in cash and cash equivalents	$100,846	$(41,528)

Net Cash Used in Operating Activities

Operating activities used $48.6 million of cash in the six months ended June 30, 2020. The cash flow used in operating activities resulted primarily from our net loss for the period of $69.4 million, partially offset by changes in our operating assets and liabilities of $5.8 million and non-cash charges of $15.1 million. Changes in our operating assets and liabilities consisted primarily of a $15.6 million decrease in accounts receivable, a $0.3 million decrease in prepaid expenses and other current assets, and a $5.0 million increase in deferred revenue related to the license agreement with HK Tainuo, partially offset by a $2.5 million increase in inventory, a decrease of $11.9 million in accounts payable and accrued expenses and a $0.7 million decrease in lease liabilities and other long-term liabilities primarily due to principal lease payments. Our non-cash charges consisted primarily of $8.4 million of stock-based compensation expense, $4.6 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, $0.8 million related to the amortization of right-of-use assets, $0.8 million of depreciation, $0.3 million of non-cash interest expense related to amortization of the final payment due on the 2019 term loan and $0.3 million related to the loss on disposal of fixed assets, partially offset by $0.1 million of net accretion of discounts related to our investments.

Operating activities used $78.4 million of cash in the six months ended June 30, 2019. The cash flow used in operating activities resulted primarily from our net loss for the period of $78.0 million and changes in our operating assets and liabilities of $12.7 million, offset by non-cash charges of $12.4 million. Changes in our operating assets and liabilities consisted primarily of a $9.5 million increase in accounts receivable, a $4.5 million increase in inventory, and $0.5 million decrease in lease liabilities primarily due to principal lease payments, partially offset by a $1.3 million decrease in prepaid expenses and other current assets, and an increase of $0.5 million in accounts payable and accrued expenses. Our non-cash charges consisted primarily of $8.1 million of stock-based compensation expense, $4.2 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, $0.6 million related to the amortization of right-of-use assets, and $0.4 million of depreciation, partially offset by $0.8 million of net accretion of discounts related to our investments.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $31.4 million in the six months ended June 30, 2020. Net cash provided by investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $49.4 million, partially offset by cash used to purchase marketable securities of $12.5 million and $5.5 million used for capital expenditures, primarily relating to the purchase of equipment associated with the expansion of our manufacturing facilities at Patheon.

Net cash provided by investing activities was $40.8 million in the six months ended June 30, 2019. Net cash provided by investing activities consisted primarily of cash received from the redemption and sale of marketable securities of $138.1 million, partially offset by cash used to purchase marketable securities of $96.2 million. In addition, $1.1 million of cash was used for capital expenditures, including $0.2 million for lab equipment and $0.9 million for manufacturing equipment associated with the expansion of our manufacturing facilities at Patheon.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $118.1 million for the six months ended June 30, 2020, of which $97.2 million related to the net proceeds received from the offering of our common stock, offset by public offering costs paid during the period of $0.1 million, $0.9 million relating to employee stock purchases through our employee stock purchase plan, as well as $20.0 million borrowed under the revolving credit facility associated with our 2019 term loan.

Net cash used in financing activities was $4.0 million for the six months ended June 30, 2019. Net cash used in financing activities in the six months ended June 30, 2019 consisted primarily of $5.0 million related to the payment of principal on our 2015 term loan, partially offset by $1.0 million received from employee stock purchases through our employee stock purchase plan.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2019, other than as described in Notes 9, 12 and 13 to our unaudited consolidated financial statements included elsewhere in this report.

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

Term Loan

We have borrowed $55.0 million under the 2019 term loan. Borrowings under the 2019 term loan accrue interest monthly at a floating interest rate equal to the greater of the prime rate plus 1.5% or 6.5% per annum.

Revolving Credit Facility

We have borrowed $5.0 million under the revolving credit facility. Borrowings under the revolving credit facility accrue interest monthly at a floating interest rate equal to the greater of the prime rate or 5.50% per annum. In addition to paying interest on any amounts borrowed under the revolving credit facility, we owe an unused revolving line facility fee equal to 0.25% per annum of the average unused portion of the revolving line, multiplied by the difference between the total amount available to be borrowed (the “Revolving Commitment Amount”) and the greater of the average outstanding revolver balance and 25% of the Revolving Commitment Amount.

Convertible Notes

On May 2, 2017, we issued $201.3 million aggregate principal amount of 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.375% per year, payable semi-annually in arrears on May and November 1st of each year. The 2024 Convertible Notes will mature on May 1, 2024, unless repurchased or converted earlier. The 2024 Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election (subject to certain limitations in the 2015 term loan), at a conversion rate of approximately 37.3413 shares of common stock per $1,000 principal amount of the 2024 Convertible Notes, which corresponds to a conversion price of approximately $26.78 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $19.72 on May 2, 2017, the date the 2024 Convertible Notes offering was priced. As of May 2, 2017, the fair value of the 2024 Convertible Notes was $136.7 million. Our 2024 Convertible Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the 2024 Convertible Notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair value of our 2024 Convertible Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $171.9 million at June 30, 2020.

Foreign Currency Exchange

Most of our transactions are conducted in the U.S. dollar. We do have certain agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of June 30, 2020 we had $4.5 million in liabilities denominated in British Pounds. A hypothetical 10% change in foreign exchange rates would result in a $0.4 million change in the value of our liabilities. No other payables to vendors were denominated in currencies other than in U.S. dollars. As of June 30, 2020, we had an immaterial amount of cash denominated in British Pounds. A hypothetical 10% change in foreign exchange rates would result in an immaterial change in the amount of cash denominated in British Pounds.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2020, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. To date, we have focused primarily on developing our commercialized product, ZILRETTA. Any additional product candidates we develop will require substantial development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $149.8 million, $169.7 million, and $137.5 million, for fiscal years 2019, 2018, and 2017, respectively, and $69.4 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $738.0 million. We expect to incur net losses over the next few years as we continue to invest in the commercialization of ZILRETTA and advance our development programs.

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

In December 2019, a novel strain of coronavirus, which causes the COVID-19 disease (“COVID-19”), was first reported in Wuhan, China and has since become a global pandemic, resulting in the U.S. declaring a national emergency. Many states implemented various “social distancing” and “stay at home” measures to mitigate the spread of COVID-19.  While some states are seeing cases of COVID-19 decline, other areas of the country are experiencing a surge in cases. As a result, while practices in some regions are beginning to see patients and resume elective procedures, others are having to close due to the surge in cases. ZILRETTA is required to be administered by healthcare professionals and since mid-March, as a result of COVID-19, patient access to physician offices and clinics has been limited, as healthcare practices have implemented varying responses to the pandemic. Although some practices have begun to reopen, other regions of the country have required practices to shut down in-person patient visits altogether, while others are open to only critical or acute cases.  In addition, we believe many patients across the country have been reluctant to visit physician offices and clinics due to fear of contracting COVID-19.  As a result of these adverse impacts on the operations of healthcare providers that administer ZILRETTA to patients and patients’ willingness to make in-person visits to healthcare facilities, we have experienced and expect to continue experiencing for the remainder of 2020, and possibly longer, a meaningful diminution in revenue as compared to our prior expectations.

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

(*) Our existing indebtedness contains restrictions that limit our flexibility in operating our business. As a result of these restrictions, there is a risk that we may be required to repay our outstanding indebtedness earlier than we expect.

On August 2, 2019, we entered into the Amended and Restated Credit and Security Agreement with Silicon Valley Bank, MidCap Financial Trust, and Flexpoint MCLS Holdings, LLC which provides for a term loan of $40.0 million and a revolving credit facility up to $20.0 million. We concurrently drew down the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on our prior credit facility. In February 2020, we drew down $20.0 million from the revolving credit facility. On May 18, 2020, we entered into an amendment to the Amended and Restated Credit and Security Agreement (the “Amendment”). Pursuant to the Amendment, we borrowed $15.0 million under a new term loan advance and immediately used the proceeds to repay an equal amount under the revolving credit facility, and the maximum principal amount of the revolving credit facility was reduced from $20.0 million to $5.0 million. The new term loan is subject to substantially the same terms, including interest rate, amortization and maturity date, as the existing term loan under the credit facility. The Amended and Restated Credit and Security Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Under the credit facility, as amended, we are subject to a minimum liquidity threshold, such that at any time our liquidity is below $80.0 million, we will become subject to a minimum revenue covenant. Pursuant to the Amendment, the minimum liquidity threshold includes certain accounts receivable as deemed eligible under the Amended and Restated Credit and Security Agreement, in addition to cash, cash equivalents, and marketable securities. Prior to May 2021, the minimum revenue covenant, if it applies in the future, is unmodified and is based on the greater of (i) a conservative percentage of the year’s approved forecast and (ii) modest growth over the trailing twelve months of actual revenues. Beginning in May 2021, the minimum revenue covenant, if it applies, will be the greatest of (i) a conservative percentage of the year’s approved forecast, (ii) modest growth over the trailing twelve months of actual revenues and (iii) 100% of the minimum revenue covenant amount for the preceding month.

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

As of June 30, 2020, we had cash, cash equivalents, and marketable securities of approximately $200.6 million and working capital of $209.2 million. Regardless of our expectations as to how long our cash, cash equivalents, and marketable securities will fund our operations, changing circumstances may cause us to consume capital more rapidly than we currently anticipate.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In particular, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

Market acceptance of ZILRETTA and any other product for which we receive approval, will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the ability to demonstrate the impact of real world evidence;
•	the timing and market introduction of competitive products;
•	the clinical indications for which the product is approved;
•	acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;
•	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies;

•	the convenience of prescribing, administrating and initiating patients on the product;
•	the potential and perceived advantages and/or value of the product over alternative treatments;
•	the cost of treatment in relation to its value compared to alternative treatments, including any similar generic treatments;
•	the availability of coverage and adequate reimbursement by third-party payers and government authorities to support ZILRETTA’s pricing;
•	the prevalence and severity of adverse side effects; and
•	the effectiveness of sales and marketing efforts.

With respect to ZILRETTA, while we have established a commercial team and sales force, there are many factors that could cause the commercialization of ZILRETTA to be unsuccessful, including a number of factors that are outside our control. The commercial success of ZILRETTA depends on the extent to which patients and physicians accept and adopt ZILRETTA as a treatment for OA pain of the knee, and we do not know whether our or others’ revenue estimates in this regard will be accurate. For example, if the patient population suffering from OA pain of the knee is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to use ZILRETTA, the commercial potential of ZILRETTA will be limited. In addition, if ZILRETTA is not convenient for physicians to use, then it may not achieve widespread adoption, regardless of its efficacy and safety. For example, ZILRETTA is a buy-and-bill product and must be administered only by a health care professional in an office, clinic or hospital setting. In addition, ZILRETTA requires a multi-step preparation process, which may discourage some physicians from using ZILRETTA. Moreover, ZILRETTA’s product label indicates that the efficacy and safety of repeat administration have not been demonstrated, and we believe this may impact our commercialization efforts. While we successfully completed a Phase 3b repeat dose study of ZILRETTA and our sNDA was approved and the product label was modified, the FDA did not agree to remove the limitation of use with respect to repeat administration. We also do not know how physicians, patients and payers will respond to the pricing of ZILRETTA in the long-term. Beginning in the second half of 2019, we introduced a volume-based rebate program to eligible purchasers and healthcare providers of ZILRETTA that positively impacted sales.  We have continued to use rebate and discount programs for customers in the first quarter of 2020 and may continue to do so into the future. We are unable to predict how these rebate programs could potentially affect buying patterns and net sales in future quarters.

If we experience any disruption in the commercial supply of ZILRETTA due to manufacturing or distribution issues, the disruption would impact ZILRETTA sales and may adversely affect physicians’, patients’ and payers’ use of ZILRETTA, negatively impacting uptake and long-term commercialization efforts.

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

COVID-19 has severely impacted our commercialization of ZILRETTA. For example, the Federal Government, along with State and local governments, have taken preventive and proactive measures to slow the spread of COVID-19.  These measures include the issuance of “social distancing” or “stay at home” measures, which vary in scope and duration, but generally require businesses not considered “essential” to close their physical offices or curtail operations. As a result, some practices could experience financial insolvency and never reopen. While some healthcare facilities and physician offices, particularly those in major markets, have begun to reopen and reschedule previously cancelled or postponed non-emergency or elective procedures, certain regions of the U.S. are experiencing an increase in COVID-19 cases which has resulted in additional delays in procedures, such as intra-articular injections for OA pain, or otherwise restricted patient visits. Even in those markets where facilities are operating with fewer restrictions, we believe patients have been reluctant to seek treatment for fear of contracting COVID-19.  These impediments and disruptions in patient care have resulted in a decreased volume of ZILRETTA being administered which has translated into decreased sales.

As the COVID-19 pandemic continues to rapidly evolve, with certain regions of the country experiencing increases in COVID-19 cases and others experiencing decreases, we are uncertain as to whether certain states may implement new “stay at home” measures or how healthcare practices will respond. Even in those regions where healthcare operations and patient visits are allowed to fully resume, we expect that it will take some time for activities to return to levels seen before the pandemic. We expect sales of ZILRETTA to continue to be negatively impacted for the foreseeable future until the effects of COVID-19 are fully resolved.  It is also possible that a prolonged impact of COVID-19 and the associated reduction of physician office visits could force various healthcare practices, particularly smaller primary care or orthopedic practices, to permanently close or to consolidate with larger practices or healthcare groups, which could cause us to lose previously-established physician relationships and result in a setback in our efforts to increase adoption of ZILRETTA.

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

(*) Customer buying patterns and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our short-term results.

Our results of operations, including, in particular, product revenues, may vary from period to period due to a variety of factors, including the buying patterns of our specialty distributors, specialty pharmacy, group purchasing organizations, and other direct purchasers, which vary from quarter to quarter, and may be impacted by seasonality (such as in the first quarter of the year when patient deductibles tend to be reset). In the event these customers with whom we do business limit their purchases of ZILRETTA, sales of ZILRETTA could be adversely affected. For example, if customers anticipate a reduction in expected rebates or discounts, or possible disruptions in supply chain, they may order ZILRETTA in larger than normal quantities which could cause sales of ZILRETTA to be lower in subsequent quarters than they would have been otherwise. Further, any changes in purchasing patterns, inventory levels, increases in returns of ZILRETTA, delays in purchasing products or delays in payment for products by our customers could also have a negative impact on our revenue and results of operations. For example. due to the impacts of COVID-19, the levels of product inventory held at specialty distributors at the end of the first quarter was higher than prior quarters.  As purchases of ZILRETTA by healthcare providers increased throughout the second quarter, the specialty distributors worked through their elevated inventory levels.  As a result, the aggregate number of ZILRETTA units that our specialty distributors purchased from us and that we recognized as revenue in the second quarter was less than the aggregate amount purchased by healthcare providers from specialty distributors during this period.  We are unable to predict the long-term impact of COVID-19 and the pace of recovery and how this may impact purchases of ZILRETTA by healthcare providers, as individual providers and their patients have had different responses to the pandemic.

(*) If we are unable to effectively train and equip our sales force, our ability to successfully commercialize ZILRETTA will be harmed.

We are required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing ZILRETTA for the treatment of patients with OA of the knee. In addition, we must train our sales force to ensure that an appropriate and compliant message about ZILRETTA is being delivered. Due to the COVID-19 pandemic, our MBMs have begun using a mix of in-person and virtual interactions with physicians to convey key information about ZILRETTA and/or aid physicians and their staff in prescribing and obtaining reimbursement for ZILRETTA. While we have attempted to maintain the effectiveness of our sales and marketing efforts, it may not be as effective as in the pre-COVID environment, as access to some providers and some states remains limited. If we are unable to maintain an effectively trained sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate customers regarding the potential benefits and safety of ZILRETTA and its proper administration, our efforts to successfully commercialize ZILRETTA could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

Government agencies promulgate regulations and guidelines directly applicable to us and to our products and product candidates. In addition, professional societies, such as the American Academy of Orthopedic Surgeons, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the healthcare and patient communities with respect to specific classes of products. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that do not recognize ZILRETTA or our other product candidates, suggest limitations or inadequacies of ZILRETTA or our other product candidates, or suggest the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers, could result in decreased use or adoption of ZILRETTA or any future products.

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
•

establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including at the federal level several recent U.S. Congressional inquiries and legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payers. The Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.  On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and implemented others under its existing authority. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The probability of success of these newly announced policies and their impact on the U.S. prescription drug marketplace is unknown Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize ZILRETTA and any future products for which we receive regulatory approval.

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

COVID-19’s impact on the healthcare industry is significant and has impacted our on-going clinical trials and may disrupt further development of our pipeline.  For example, in April 2020, we temporarily suspended the active Phase 1 clinical trial evaluating the safety and tolerability of FX201, our investigational intra-articular gene therapy product candidate, in patients with OA of the knee.  The decision was made in consideration of the recent guidance from the FDA to ensure the safety of trial participants and minimize risk to trial integrity from disruptions caused by COVID-19.

In addition, we decided to terminate the Phase 2 trial evaluating the efficacy of ZILRETTA in patients with shoulder OA and adhesive capsulitis, given the small number of patients enrolled in the trial, the uncertainty around when we will be able to restart the study, and the costs required to maintain it in an inactive status.

As COVID-19 continues to disrupt our ability to conduct clinical trials, we cannot predict with confidence whether, if ever, or when we will restart enrollment in or initiate new clinical trials for our clinical candidates in the United States and other countries. For example, while we subsequently restarted our Phase 1 clinical trial of FX201 in late May 2020, and we anticipate restarting clinical development of ZILRETTA in patient with shoulder OA in 2021, we cannot guarantee that further spread of COVID-19 or additional restrictions implemented by government agencies or healthcare facilities in response to COVID-19 will not force us to delay, suspend or terminate these trials. These impacts of COVID-19 will increase the costs of completing clinical development and delay our ability to obtain marketing approval for our pipeline product candidates and ZILRETTA for additional indications.

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

•

analogous state, local, and foreign laws and regulations, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers and entities, or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA, thus complicating compliance efforts;

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

As COVID-19 continues to spread globally, we may experience disruptions that could severely impact our supply chain, which would cause disruption to clinical trials and commercialization of ZILRETTA. For example, COVID-19 has resulted in increased travel restrictions and the shutdown or delay of business activities in various regions, including certain activities of one of our suppliers in Italy. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to COVID-19, our ability to continue meeting commercial demand for ZILRETTA in the United States or advancing development of our product candidates may become impaired. We recently modified our agreement with Patheon to suspend our minimum ZILRETTA purchase requirements for the remainder of 2020 as we expect lower demand due to COVID-19.  While we have communicated to Patheon our intent to reinitiate manufacturing operations in the fourth quarter of 2020, we cannot be certain that we will be able to maintain sufficient commercial supply if there is a rapid increase in ZILRETTA demand as the impact of COVID-19 abates.

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

Our net operating loss (“NOL”), carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2019, we had U.S. federal and state NOLs of $404.3 million and $300.0 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act.

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

10.1

Amendment 1 to Amended and Restated Credit and Security Agreement, dated May 18, 2020, by and among Flexion, Silicon Valley Bank as agent, MidCap Financial Trust, Flexpoint MCLS Holdings, LLC and the other lenders from time to time party thereto (Exhibit 99.1, Current Report on Form 8-K, filed with the SEC on May 19, 2020).

10.2	Side Letter to the Patheon Manufacturing and Supply Agreement dated as of April 8, 2020 (Exhibit 10.2, Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2020).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

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

Flexion Therapeutics, Inc.

Date: August 5, 2020	By:	/s/ Michael D. Clayman
Michael D. Clayman
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2020	By:	/s/ David Arkowitz
David Arkowitz
Chief Financial Officer
(Principal Accounting and Financial Officer)