Form 10-Q
period 2020-09-30
Flexion Therapeutics Inc
filed 2020-11-04
CIK 1419600

iXBRL+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

As of November 1, 2020, the registrant had 49,315,130 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$128,637	$82,253
Marketable securities	56,709	54,407
Accounts receivable, net	27,899	37,115
Inventories	17,953	16,529
Prepaid expenses and other current assets	5,867	5,371
Total current assets	$237,065	$195,675
Property and equipment, net	19,303	13,662
Right-of-use assets	6,999	8,223
Total assets	$263,367	$217,560
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,233	$15,258
Accrued expenses and other current liabilities	19,951	19,610
Deferred revenue	10,000	—
Operating lease liabilities	1,472	1,351
Current portion of long-term debt	12,222	—
Total current liabilities	$50,878	$36,219
Long-term operating lease liability, net	6,457	7,609
Long-term debt, net	48,472	40,176
2024 convertible notes, net	160,360	153,413
Other long-term liabilities	295	251
Total liabilities	$266,462	$237,668
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Stockholders' deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,305,545 and 38,361,476 shares issued and outstanding, at September 30, 2020 and December 31, 2019, respectively	49	38
Additional paid-in capital	759,520	648,391
Accumulated other comprehensive (loss) income	(6)	62
Accumulated deficit	(762,658)	(668,599)
Total stockholders' deficit	(3,095)	(20,108)
Total liabilities and stockholders' deficit	$263,367	$217,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Product revenue, net	$23,664	$21,786	$59,242	$49,303
Operating expenses
Cost of sales	5,130	2,872	12,887	6,032
Research and development	10,092	20,938	43,733	52,488
Selling, general and administrative	27,312	32,136	81,341	97,461
Total operating expenses	42,534	55,946	137,961	155,981
Loss from operations	(18,870)	(34,160)	(78,719)	(106,678)
Other (expense) income
Interest income	62	721	584	2,563
Interest expense	(5,125)	(4,652)	(14,848)	(12,537)
Other (expense) income	(457)	(141)	(581)	395
Total other (expense) income	(5,520)	(4,072)	(14,845)	(9,579)
Loss before income taxes	(24,390)	(38,232)	(93,564)	(116,257)
Income tax expense	248	—	495	—
Net loss	$(24,638)	$(38,232)	(94,059)	(116,257)
Net loss per common share, basic and diluted	$(0.50)	$(1.00)	$(2.16)	$(3.06)
Weighted average common shares outstanding, basic and diluted	49,298	38,125	43,563	38,043
Other comprehensive (loss) income:
Unrealized (losses) gains from available-for-sale securities, net of tax of $0	(9)	(99)	(68)	208
Total other comprehensive (loss) income	(9)	(99)	(68)	208
Comprehensive loss	$(24,647)	$(38,331)	$(94,127)	$(116,049)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited in thousands)

	Common Stock		Additional	Accumulated Other		Total Stockholders'
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	(Deficit) Equity
Balance at December 31, 2019	38,361	$38	$648,391	$62	$(668,599)	$(20,108)
Issuance of common stock for equity awards, net of shares withheld for taxes	201	1	8			9
Stock-based compensation expense			4,651			4,651
Net loss					(36,802)	(36,802)
Other comprehensive loss				(56)		(56)
Balance at March 31, 2020	38,562	$39	$653,050	$6	$(705,401)	$(52,306)
Issuance of common stock net of issuance costs	10,615	10	96,754			96,764
Issuance of common stock for equity awards, net of shares withheld for taxes	11		1			1
Employee stock purchase plan	82		891			891
Stock-based compensation expense			3,787			3,787
Net loss					(32,619)	(32,619)
Other comprehensive loss				(3)		(3)
Balance at June 30, 2020	49,270	$49	$754,483	$3	$(738,020)	$16,515
Issuance of common stock for equity awards, net of shares withheld for taxes	36		78			78
Stock-based compensation expense			4,959			4,959
Net loss					(24,638)	(24,638)
Other comprehensive loss				(9)		(9)
Balance at September 30, 2020	49,306	$49	$759,520	$(6)	$(762,658)	$(3,095)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2018	37,946	$38	$628,944	$(77)	$(518,826)	$110,079
Issuance of common stock for equity awards	47	—	—			—
Stock-based compensation expense			3,853			3,853
Net loss					(41,538)	(41,538)
Other comprehensive income				182		182
Balance at March 31, 2019	37,993	$38	$632,797	$105	$(560,364)	$72,576
Issuance of common stock for equity awards	8	—	—			—
Employee stock purchase plan	106		1,040			1,040
Stock-based compensation expense			4,217			4,217
Net loss					(36,487)	(36,487)
Other comprehensive income				125		125
Balance at June 30, 2019	38,107	$38	$638,054	$230	$(596,851)	$41,471
Issuance of common stock for equity awards	45		8			8
Employee stock purchase plan						—
Stock-based compensation expense			4,025			4,025
Net loss					(38,232)	(38,232)
Other comprehensive loss				(99)		(99)
Balance at September 30, 2019	38,152	$38	$642,087	$131	$(635,083)	$7,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(94,059)	$(116,257)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	1,295	733
Amortization of right-of-use assets	1,224	942
Stock-based compensation expense	13,397	12,095
Non cash interest expense	518	459
Accretion of discount on marketable securities	(18)	(1,155)
Loss on disposal of fixed assets	262	—
Loss from debt extinguishment	—	352
Amortization of debt discount and debt issuance costs	6,947	6,505
Premium paid on securities purchased	(534)	(27)
Changes in operating assets and liabilities:
Accounts receivable	9,216	(16,195)
Inventory	(1,063)	(6,151)
Prepaid expenses and other current assets	(496)	265
Accounts payable	(6,693)	(576)
Accrued expenses and other current liabilities	216	10,033
Deferred revenue	10,000	—
Lease liabilities	(1,031)	(839)
Net cash used in operating activities	(60,819)	(109,816)
Cash flows from investing activities
Purchases of property and equipment	(8,860)	(1,118)
Proceeds from sale of fixed assets	13	—
Purchases of marketable securities	(56,216)	(106,105)
Sale and redemption of marketable securities	54,398	191,059
Net cash (used in) provided by investing activities	(10,665)	83,836
Cash flows from financing activities
Proceeds from borrowings under term loan	15,000	40,000
Payment of debt issuance costs	—	(161)
Proceeds from revolving line of credit	20,000	—
Repayments of revolving line of credit	(15,000)	—
Proceeds from the offering of common stock	97,289	—
Payments of public offering costs	(400)	—
Payments on notes payable	—	(14,367)
Proceeds from the exercise of stock options	88	8
Proceeds from employee stock purchase plan	891	1,040
Net cash provided by financing activities	117,868	26,520
Net increase in cash and cash equivalents	46,384	540
Cash and cash equivalents at beginning of period	82,253	87,229
Cash and cash equivalents at end of period	$128,637	$87,769
Non-cash investing and financing activities
Right-of-use asset obtained in exchange for operating lease obligation	—	9,560
Purchases of property and equipment in accounts payable and accrued expenses	870	1,410
Public offering costs in accounts payable and accrued expenses	125	—
Supplemental disclosures of cash flow information
Cash paid for interest	6,042	3,991

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of September 30, 2020, the Company had cash, cash equivalents, and marketable securities of approximately $185.3 million.

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

The Company’s operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused. In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has caused significant volatility and uncertainty, which could result in a prolonged economic downturn that has disrupted and is expected to continue to disrupt the Company’s business. While there have been no material asset impairments recorded to date, any prolonged material future disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors, or to the operations of physicians that administer ZILRETTA could negatively impact the Company’s operations, availability of supplies, carrying value of assets, operating results or cash flows.

In the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, the Company disclosed that there was substantial doubt about its ability to continue as a going concern as a result of conditions that existed as of March 31, 2020. Specifically, those conditions included an expected material decline in revenue due to COVID-19 as compared to its prior expectations, and as a result, it was deemed probable that the Company would fail to meet the revenue covenant within the Company’s amended and restated credit and security agreement described in Note 9. In the months following March 31, 2020, the Company took certain actions designed to alleviate the substantial doubt, including reducing certain operating expenses through hiring and travel freezes, suspension and/or termination of active clinical trials, reduction of certain marketing expenses, and elimination of non-essential operating expenses, modifying the amended and restated credit and security agreement, and completing an equity offering of 10,615,385 shares of the Company’s common stock which resulted in $96.8 million of net proceeds to the Company. Additionally, while purchases of ZILRETTA by physicians, clinics, and certain medical centers or hospitals (i.e., healthcare providers who administer ZILRETTA to patients) initially dropped precipitously in the latter part of March into early April due to the adverse impact of COVID-19 on the operations of these healthcare providers, as the second quarter progressed, there was an increase in demand for ZILRETTA such that total ZILRETTA purchases by healthcare providers for the second quarter were consistent with the first quarter of this year. The Company experienced continued growth in purchases of ZILRETTA by healthcare providers in the third quarter. Furthermore, net ZILRETTA sales in the third quarter of 2020 grew more than 50% over the second quarter. Taking these factors together, the Company currently expects to be able to maintain the liquidity threshold in the amended and restated credit agreement for at least 12 months following the issuance of these financial statements. As a result, the revenue covenant under the amended and restated credit and security agreement is not expected to be applicable through 12 months from the issuance of the financial statements. Based on the actions the Company has taken as described above and the Company’s resulting current resources, the Company has alleviated the substantial doubt previously disclosed and has sufficient liquidity to satisfy the Company’s obligations over the next 12 months and maintain minimum levels of liquidity as required by certain of the Company’s debt agreements. Management believes that current cash, cash equivalents, and marketable securities on hand at September 30, 2020 will be sufficient to fund operations for at least the next 12 months from the issuance date of these financial statements. As of September 30, 2020, the Company was in compliance with all covenants under the amended and restated credit and security agreement.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (“GAAP”) for consolidated financial information including the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.

The information presented in the condensed consolidated financial statements and related notes as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019, is unaudited.  The December 31, 2019 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any future period.

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

Accounting Standards Recently Issued

In August 2020, the FASB issued ASU No. 2020-06, (“ASU 2020-06”). The new standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The new guidance reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments intended to improve the information provided to users. The guidance also amended the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. Finally, the standard changed the way certain convertible instruments are treated when calculating earnings per share. The standard is effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2021 and early adoption is permitted. The Company is currently evaluating the impact of ASU 2020-06 on the Company’s consolidated financial statements.

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiary, Flexion Therapeutics Securities Corporation. The Company has eliminated all intercompany transactions for the three and nine months ended September 30, 2020 and the year ended December 31, 2019.

Revenue Recognition

On October 6, 2017, the U.S. Food and Drug Administration (“FDA”) approved ZILRETTA. The Company entered into a limited number of arrangements with specialty distributors and a specialty pharmacy in the U.S. to distribute ZILRETTA. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

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

Service Fees and Allowances— The Company compensates its customers and GPOs for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through September 30, 2020, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three and nine months ended September 30, 2020 and 2019:

(In thousands)	Service Fees, Allowances and Chargebacks	Government Rebates and Other Incentives	Product Returns	Purchaser/Provider Discounts and Rebates	Total
Balance as of December 31, 2019	$1,847	$248	$402	$1,656	$4,153
Provision related to sales in the current quarter	1,590	254	114	526	2,484
Credits and payments made	(1,852)	(199)	(10)	(1,656)	(3,717)
Adjustments related to prior period sales	—	95	—	—	95
Balance as of March 31, 2020	1,585	398	506	526	3,015
Provision related to sales in the current quarter	1,417	133	98	892	2,540
Credits and payments made	(1,172)	(262)	(1)	(528)	(1,963)
Adjustments related to prior period sales	—	90	—	2	92
Balance as of June 30, 2020	$1,830	$359	$603	$892	$3,684
Provision related to sales in the current quarter	2,270	265	136	1,314	3,985
Credits and payments made	(2,585)	(198)	(21)	(894)	(3,698)
Adjustments related to prior period sales	—	40	—	2	42
Balance as of September 30, 2020	$1,515	$466	$718	$1,314	$4,013

Balance as of December 31, 2018	$601	$491	$125	$—	$1,217
Provision related to sales in the current quarter	741	24	57	—	822
Credits and payments made	(332)	(36)	(33)	—	(401)
Balance as of March 31, 2019	1,010	479	149	—	1,638
Provision related to sales in the current quarter	1,196	121	92	—	1,409
Credits and payments made	(1,157)	(65)	(6)	—	(1,228)
Balance as of June 30, 2019	$1,049	$535	$235	$—	$1,819
Provision related to sales in the current quarter	1,845	127	136	1,715	3,823
Credits and payments made	(1,229)	(117)	(6)	—	(1,352)
Adjustments related to prior period sales	—	(159)	—	—	(159)
Balance as of September 30, 2019	$1,665	$386	$365	$1,715	$4,131

License Agreement – On March 30, 2020, the Company entered into an exclusive license agreement with Hong Kong Tainuo Pharma Ltd. (“HK Tainuo”) and Jiangsu Tainuo Pharmaceutical Co. Ltd. (“Jiangsu Tainuo”), a subsidiary of China Shijiazhuang Pharmaceutical Co, Ltd. for the development and commercialization of ZILRETTA in Greater China (consisting of mainland China, Hong Kong and Macau, and Taiwan). Under the terms of the agreement, HK Tainuo paid the Company an upfront payment of $10.0 million. The Company is also eligible to receive up to $32.5 million in aggregate development, regulatory and commercial sales milestone payments. All payments received from HK Tainuo are subject to the applicable Hong Kong withholding taxes. HK Tainuo is responsible for the clinical development, product registration and commercialization of ZILRETTA in Greater China and Jiangsu Tainuo serves as the guarantor of HK Tainuo’s obligations and responsibilities under the agreement. The Company is solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license agreement, will be covered by a separate supply agreement. All amounts owed to the Company are nonrefundable and non-creditable once paid. Unless terminated earlier in accordance with its terms, the license agreement continues in effect in perpetuity or as long as HK Tainuo or Jiangsu Tainuo continue to sell ZILRETTA in Greater China. Either party may terminate the agreement prior to expiration in the event of a material breach if not cured within 60 days from the date of notice of such breach (30 days in the case of payment obligations), or either party files for bankruptcy. The Company also has the right to terminate the agreement if HK Tainuo, Jiangsu Tainuo or any affiliate of each commences any action or proceeding that challenges the validity, enforceability or scope of any Company patent in Greater China. Upon any such termination, the license granted to HK Tainuo will terminate and all know-how and patents will revert back to the Company. The revenue related to the upfront payment of $10.0 million, of which $5.0 million was received as of June 30, 2020 and the remaining $5.0 million was received as of September 30, 2020, will be recognized as the Company’s supply obligation is fulfilled over the term of the supply agreement, which has not yet commenced. The Company concluded that the license and supply performance obligations were not distinct, and therefore the transaction price will be recognized as revenue over the period that the Company performs its supply obligations. No revenue was recognized associated with this contract as of September 30, 2020.

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

As the Company’s leases do not provide an implicit rate, the Company utilized the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company estimated the incremental borrowing rate based on a yield curve analysis of companies with a similar credit rating to its own, which was calculated using a number of financial ratios and qualitative considerations of the Company’s business. The yields on the Company’s currently outstanding debt (the convertible senior notes and term loan described below) were also used as inputs to the analysis to calculate a spread, adjusted for factors that reflect the profile of secured borrowing over the expected term of the lease.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2020 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$116,923	$—	$—	$116,923
Marketable securities	—	56,709	—	56,709
	$116,923	$56,709	$—	$173,632

	Fair Value Measurements as of December 31, 2019 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$69,733	$—	$69,733
Marketable securities	—	54,407	—	54,407
	$—	$124,140	$—	$124,140

As of September 30, 2020, the Company’s cash equivalents and marketable securities that are invested in money market funds are valued using Level 1 inputs based on quoted prices for identical securities in active markets. The Company measures the fair value of certain marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. Amortization and accretion of discounts and premiums are recorded in other income. As of December 31, 2019, the Company’s cash equivalents and marketable securities were classified within Level 2 of the fair value hierarchy due to the inputs utilized.

The Company had a term loan outstanding under its 2015 credit facility with MidCap Financial Funding XIII Trust and Silicon Valley Bank (the “2015 term loan”).  On August 2, 2019, the Company entered into an amended and restated credit and security agreement with Silicon Valley Bank as agent, MidCap Financial Trust, and Flexpoint MCLS Holdings, LLC (collectively, the “Lenders”), providing for a term loan of $40.0 million (the “2019 term loan”) and a revolving credit facility of up to $20.0 million. The Company concurrently borrowed the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on the 2015 term loan. In February 2020, the Company drew down the full $20.0 million available under the revolving credit facility. On May 18, 2020, the Company entered into an amendment to the amended and restated credit and security agreement (the “amendment”). Pursuant to the amendment, the Company borrowed $15.0 million under a new term loan advance and immediately used the proceeds to repay an equal amount under the revolving credit facility, and the maximum principal amount of the revolving credit facility was reduced from $20.0 million to $5.0 million. The new term loan is subject to substantially the same terms, including interest rate, amortization and maturity date, as the existing term loan under the credit facility. The amount outstanding on the 2019 term loan is reported at its carrying value in the accompanying balance sheet as of September 30, 2020. The Company determined the fair value of the 2019 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2019 term loan was valued using Level 2 inputs as of September 30, 2020. The result of the calculation yielded a fair value that approximates its carrying value. The Company also concluded that the carrying value of the revolving credit facility approximates fair value because of the short-term maturity of this debt instrument.

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

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading.  The market for trading of the 2024 Convertible Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.  The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $158.9 million at September 30, 2020.

4. Marketable Securities

As of September 30, 2020 and December 31, 2019 the fair value of available-for-sale marketable securities by type of security was as follows:

	September 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,495	$—	$—	$4,495
U.S. government obligations	17,991	2	—	17,993
Corporate bonds	34,229	3	(11)	$34,221
	$56,715	$5	$(11)	$56,709

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$6,189	$—	$—	$6,189
U.S. government obligations	29,950	24	—	29,974
Corporate bonds	18,206	38	—	18,244
	$54,345	$62	$—	$54,407

As of September 30, 2020 and December 31, 2019, marketable securities consisted of $56.7 million and $54.4 million, respectively, of investments that mature within 12 months. There were no investments with maturities greater than 12 months as of September 30, 2020 and December 31, 2019. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. There were no material impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three and nine months ended September 30, 2020.

5.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Prepaid expenses	$5,194	$5,072
Deposits	61	61
Interest receivable on marketable securities	212	238
Other	400	—
Total prepaid expenses and other current assets	$5,867	$5,371

6. Inventory

Inventory consisted of the following as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Raw materials	$3,859	$2,846
Work in process	8,227	7,575
Finished goods	5,867	6,108
Total inventories	$17,953	$16,529

Finished goods manufactured by the Company have a shelf life of approximately 24 months from the date of manufacture.

The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During the three and nine months ended September 30, 2020, the Company expensed $3.1 million and $6.5 million, respectively, to cost of sales for unabsorbed manufacturing and overhead costs related to the operation of the United Kingdom facility at Patheon UK Limited. As of September 30, 2020, the Company determined that no write-downs to finished goods inventory for potentially excess, dated or obsolete inventory were required.

7. Property and Equipment, Net

Property and equipment, net, as of September 30, 2020 and December 31, 2019 consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Computer and office equipment	$1,203	$1,184
Manufacturing equipment	12,297	12,147
Furniture and fixtures	609	609
Software	489	455
Leasehold improvements	1,157	1,157
Construction in progress	13,171	6,077
	28,926	21,629
Less: Accumulated depreciation	(9,623)	(7,967)
Total property and equipment, net	$19,303	$13,662

Depreciation expense for the three and nine months ended September 30, 2020 was approximately $0.5 million and $1.3 million, respectively, compared to $0.2 million and $0.7 million, respectively, for the same periods in the prior year. The Company disposed of one piece of equipment during the nine months ended September 30, 2020 and recorded a loss on the disposal of $0.3     million. As of September 30, 2020, construction in progress consisted primarily of equipment purchases related to the expansion of the Company’s manufacturing capabilities at its contract manufacturer, Patheon U.K. Limited.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Research and development	$956	$1,924
Payroll and other employee-related expenses	9,453	8,748
Professional services fees	2,625	4,888
Accrued interest	3,151	1,356
Product revenue reserves	2,498	2,306
Accrual for employee stock purchase plan	573	183
Other	695	205
Total accrued expenses and other current liabilities	$19,951	$19,610

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

The amended and restated credit and security agreement contains certain representations, warranties, and covenants of the Company, including a minimum revenue covenant that will be in effect at any time the Company’s liquidity (defined as cash, cash equivalents and marketable securities held with Silicon Valley Bank and certain accounts receivable as deemed eligible under the amended and restated credit and security agreement) is below $80.0 million.  Additionally, if the Company’s liquidity is below $80.0 million, all amounts received from customer collections will be applied immediately to reduce the revolving credit facility.  The minimum revenue covenant is set annually and is based on the greater of a conservative percentage of the year’s approved forecast and modest growth over the trailing twelve months of actual revenues. Prior to May 2021, the minimum revenue covenant, if it applies in the future, is based on the greater of (i) a conservative percentage of the year’s approved forecast and (ii) modest growth over the trailing twelve months of actual revenues. Beginning in May 2021, the minimum revenue covenant, if it applies, will be the greatest of (i) a conservative percentage of the year’s approved forecast, (ii) modest growth over the trailing twelve months of actual revenues and (iii) 100% of the minimum revenue covenant amount for the preceding month.

On May 18, 2020, the Company borrowed $15.0 million under a new term loan advance and immediately used the proceeds to repay an equal amount under the revolving credit facility, and the maximum principal amount of the revolving credit facility was reduced from $20.0 million to $5.0 million. The new term loan is subject to substantially the same terms, including interest rate, amortization and maturity date, as the existing term loan under the credit facility.

The amended and restated credit and security agreement also has a material adverse event clause. If the minimum revenue covenant becomes applicable and the Company fails to comply with it, or a material adverse change as defined in the agreement occurs, the amounts due under the amended and restated credit and security agreement could be declared immediately due and payable. As of September 30, 2020, the Company was compliant with all covenants.

Term loan borrowings under the credit facility accrue interest monthly at a floating interest rate equal to the greater of the prime rate plus 1.5% or 6.5% per annum. Following an interest-only period of 18 months, principal is due in 36 equal monthly installments commencing February 1, 2021 and ending on the Maturity Date. Upon the Maturity Date, the Company will be obligated to pay a final payment equal to 6.75% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the straight-line method, which approximates the effective interest method. As of September 30, 2020, the carrying value of the term loan was approximately $55.7 million, of which $12.2 million is due within 12 months and $43.5 million is due in greater than 12 months.

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

As of September 30, 2020, annual principal and interest payments due under the term loan were as follows:

Year	Aggregate Minimum Payments (in thousands)
2020	927
2021	20,090
2022	20,371
2023	19,117
2024	5,249
Thereafter	—
Total	$65,754
Less interest	(7,041)
Less unamortized portion of final payment	(3,019)
Total	$55,694

Revolving Credit Facility

Borrowings under the revolving credit facility accrue interest monthly at a floating interest rate equal to the greater of the prime rate or 5.50% per annum. In addition to paying interest on any amounts borrowed under the revolving credit facility, the Company owes an unused revolving line facility fee equal to 0.25% per annum of the average unused portion of the revolving line, multiplied by the difference between the total amount available to be borrowed (the “Revolving Commitment Amount”) and the greater of the average outstanding revolver balance and 25% of the Revolving Commitment Amount. The revolving credit facility and any related fees or interest payments became available to the Company beginning January 1, 2020, and in February 2020, the Company drew down the $20.0 million available. On May 18, 2020, the Company repaid $15.0 million of the outstanding principal balance, and the maximum principal amount of the revolving credit facility was reduced from $20.0 million to $5.0 million.

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

Debt discount and issuance costs of $68.9 million are being amortized to interest expense over the life of the 2024 Convertible Notes using the effective interest rate method. As of September 30, 2020, the stated interest rate was 3.375%, and the effective interest rate was 9.71%. Interest expense related to the 2024 Convertible Notes for the three and nine months ended September 30, 2020 was $3.9 million and $11.6 million, respectively, including $2.2 million and $6.5 million, respectively, related to amortization of the debt discount.

The table below summarizes the carrying value of the 2024 Convertible Notes as of September 30, 2020:

(in thousands)
Gross proceeds	$201,250
Portion of proceeds allocated to equity component (additional paid-in capital)	(64,541)
Debt issuance costs	(6,470)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,075
Amortization of debt discount and debt issuance costs	28,046
Carrying value 2024 Convertible Notes	$160,360

10. Stock-Based Compensation

Stock Option Valuation

The fair value of each of the Company’s stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Risk-free interest rates	0.47%	1.42 - 1.90%	0.47-1.79%	1.42 - 2.67%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.0	7.2	6.0	6.2
Expected volatility	72.5%	67.1 - 67.5%	65.4-72.5%	67.1 - 69.5%

The following table summarizes stock option activity for the nine months ended September 30, 2020:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2019	4,775	$17.99
Granted	452	14.80
Exercised	(31)	4.39
Cancelled	(442)	18.37
Outstanding as of September 30, 2020	4,754	$17.74
Options vested and expected to vest at September 30, 2020	4,754	$17.74
Options exercisable at September 30, 2020	3,449	$18.10

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. Options to purchase a total of 31,394 shares of the Company’s common stock, with an aggregate intrinsic value of approximately $263,657, were exercised during the nine months ended September 30, 2020.

At September 30, 2020 and 2019, there were options for the purchase of 4,753,623 and 4,865,658 shares of the Company’s common stock outstanding, respectively, with a weighted average remaining contractual term of 6.5 years and 7.3 years, respectively, and with a weighted average exercise price of $17.74 and $18.10 per share, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2020 and 2019 was $8.86 and $8.55 per share, respectively.

Restricted Stock Units

During the nine months ended September 30, 2020, the Company awarded 1,714,745 restricted stock units (“RSUs”) to employees at a weighted average grant date fair value of $13.95 per share, including 721,985 RSUs granted to substantially all of the Company’s employees, including executive officers on July 16, 2020. RSUs granted to employees typically vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee’s continued employment with, or services to, the Company on each vesting date. The July 2020 RSUs granted to the Company’s executive officers vest in equal annual installments over a 3-year vesting period, while the July 2020 RSUs granted to the Company’s non-executive employees vest 1/3rd on the first anniversary of the grant date and 2/3rds on the second-year anniversary of the grant date. Compensation expense on RSUs is recognized on a straight-line basis.

Included in the 2020 RSU awards was a grant of 175,000 RSUs to the Company’s chief executive officer. These RSUs have a performance condition in that they will only vest if the Company reaches a certain revenue threshold for the year ending December 31, 2020. If the threshold is reached, the RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee’s continued employment with, or services to, the Company on each vesting date. This award was modified on July 16, 2020 to take into account the impact of COVID-19 on the Company’s projected revenues. The modification changed the revenue thresholds and the portion of the RSUs that vest based on achieving the new thresholds. As a result of the modification, as of September 30, 2020, the Company concluded that it was probable that the performance condition would be met. Therefore, the Company recognized $0.2 million of expense on these awards during the nine months ended September 30, 2020. The remaining expense will be recognized over the remaining vesting term.

The following table summarizes the RSU activity for the nine months ended September 30, 2020:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2019	853	$15.84
Granted	1,715	13.95
Vested/Released	(217)	16.27
Cancelled	(200)	14.97
Nonvested Balance as of September 30, 2020	2,151	$14.37

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs and shares purchased under the Employee Stock Purchase Plan for the three and nine months ended September 30, 2020 and 2019 as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Research and development	$1,403	$1,304	$4,692	$3,845
Selling, general and administrative	3,556	2,721	8,705	8,250
Total	$4,959	$4,025	$13,397	$12,095

As of September 30, 2020, unrecognized stock-based compensation expense for stock options outstanding was approximately $12.9 million which is expected to be recognized over a weighted average period of 2.2 years. As of September 30, 2020, unrecognized stock-based compensation expense for RSUs outstanding was $25.6 million which is expected to be recognized over a weighted average period of 2.5 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net loss	$(24,638)	$(38,232)	$(94,059)	$(116,257)
Net loss:	$(24,638)	$(38,232)	$(94,059)	$(116,257)
Denominator:
Weighted average common shares outstanding, basic and diluted	49,298	38,125	43,563	38,043
Net loss per share, basic and diluted	$(0.50)	$(1.00)	$(2.16)	$(3.06)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Shares issuable upon conversion of the 2024 Convertible Notes	7,515	7,515	7,515	7,515
Stock options	4,986	5,157	4,946	5,016
Restricted stock units	2,058	908	1,485	782
Total	14,559	13,580	13,946	13,313

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

The straight-line lease cost for the Amended Lease (including the expense relating to the original Lease) amounted to $0.5 million and $1.4 million, respectively, for the three and nine months ended September 30, 2020, and was included in operating expenses. As of September 30, 2020, the remaining lease term on the Amended Lease was 4.6 years, which includes the 18-month extension resulting from the amendment signed in June 2019.

Woburn Lease

In February 2017, the Company entered into a five-year lease for laboratory space located in Woburn, Massachusetts with a monthly lease payment of approximately $15,000, which increases over the term of the lease, plus a share of operating expenses.

Upon adoption of ASU 2016-02, the Company recorded a right-of-use asset and corresponding lease liability for the Lease on January 1, 2019, by calculating the present value of lease payments, discounted at 8.4%, the Company’s estimated incremental borrowing rate, over the 3.2-year remaining term.  The Woburn lease includes an option to extend the term of the lease for two years. Since the Company adopted ASU 2016-02 using the Comparatives under 840 approach, it did not reassess the determination of its operating leases as leases, and therefore no options to extend the lease were included in the calculation of the lease liability as of September 30, 2020. The straight-line lease cost for the Woburn lease amounted to $46,000 and $139,000, respectively, for the three and nine months ended September 30, 2020, and was included in operating expenses. As of September 30, 2020, the remaining lease term on the Woburn lease was 1.4 years.

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

As of September 30, 2020, the remaining lease term on the Patheon lease was 7.1 years. The straight-line lease cost amounted to $58,000 and $171,000, respectively for the three and nine months ended September 30, 2020, respectively, and is included in inventory as part of manufacturing overhead.

The components of lease expense and related cash flows were as follows:

(In thousands)	For the three months ended September 30,		For the nine months ended September 30,
Operating lease cost	2020	2019	2020	2019
Operating lease cost included in operating expenses	$513	$513	$1,540	$1,251
Operating lease cost included in inventory	58	54	171	147
Total operating lease cost	571	567	1,711	1,398

Operating cash flows from operating leases	699	686	2,256	1,781

Maturities of lease liability due under these lease agreements as of September 30, 2020 were as follows:

Year	Operating Lease Obligations (in thousands)
2020	$500
2021	2,028
2022	1,874
2023	1,882
2024	1,924
Thereafter	1,205
Present value of imputed interest	(2,376)
Total	$7,037

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

FX201 Related Agreements

In December 2017, the Company entered into a definitive agreement with GeneQuine Biotherapeutics GmbH (“GeneQuine”) to acquire the global rights to FX201. As part of the asset purchase transaction with GeneQuine, the Company made an upfront payment to GeneQuine of $2.0 million.  In 2018, the Company paid GeneQuine $750,000 for the milestone of initiating a GLP toxicology study of FX201. In addition, the Company paid GeneQuine a $750,000 payment in November 2019 following the FDA acceptance of the IND application for FX201. The next milestone of $2.5 million was achieved in March 2020 when the first patient was treated in the Phase 1 clinical trial. This milestone was recognized as research and development expense in the first quarter of 2020. The Company may also be required to make additional milestone payments during the development of FX201, including up to $4.5 million for the initiation of a Phase 2 Proof of Concept (PoC), clinical trial and, following successful PoC, up to an additional $51.5 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination.  The upfront fee was attributed to the intellectual property acquired and recognized as research and development expense in December 2017 as the FX201 product candidate had not been commercially approved and had no alternative future use. The milestone payments for the GLP toxicology study and the acceptance of the IND were also recorded to research and development expense in the fourth quarters of 2018 and 2019, respectively. Future milestone payments earned prior to regulatory approval of FX201 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned upon regulatory approval would be recognized as an intangible asset and amortized to expense over its estimated life. As of September 30, 2020, no other milestones under the arrangement were probable of being achieved. As part of the transaction, the Company became the direct licensee of certain underlying Baylor College of Medicine (Baylor) patents and other proprietary rights related to FX201 for human applications.  The Baylor license agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201.  The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires the Company to use reasonable efforts to develop FX201 according to timelines set out in the license agreement.  In December 2017, the Company also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of preclinical and initial clinical supplies of FX201.

FX301 Related Agreements

In September 2019, the Company entered into a definitive agreement with Xenon Pharmaceuticals, Inc. (“Xenon”) that provides the Company with the global rights to develop and commercialize XEN402, Xenon’s NaV1.7 inhibitor known as funapide, formulated for extended release with a novel, Flexion proprietary thermosensitive hydrogel under the Company’s preclinical program known as FX301. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination. As part of the asset purchase transaction with Xenon, the Company made an upfront payment to Xenon of $3.0 million.  The upfront fee was attributed to the intellectual property acquired and was recognized as research and development expense in September 2019 as the FX301 product candidate had not been commercially approved and had no alternative future use. The next milestone of $0.5 million was achieved following the commencement of the GLP toxicology study. This milestone was recognized as research and development expense in the first quarter of 2020. The Company may also be required to make additional milestone payments during the development of FX301, including up to $8.0 million through initiation of a Phase 2 proof of concept (PoC) clinical trial and, following successful PoC, up to $40.8 million in development and global regulatory approval milestone payments and up to an additional $75.0 million in sales-related milestone payments.  Future milestone payments earned prior to regulatory approval of FX301 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned subsequent to regulatory approval would be recognized as an intangible asset and amortized to expense over the estimated life of FX301. As of September 30, 2020, no other milestones under the arrangement were probable of being achieved. As part of the transaction, the Company became the direct licensee of certain underlying Xenon patents and other proprietary rights related to XEN402 for human applications.  The Xenon agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patents directly related to XEN402, with a similar royalty-free license to other Xenon proprietary rights directly related to XEN402. The agreement with Xenon includes a tiered royalty ranging from mid-single digits to low double digits that is based on aggregate annual net sales of FX301 and requires the Company to use reasonable efforts to develop FX301 according to timelines set out in the agreement.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, the most common form of arthritis, referred to as OA.

On October 6, 2017, the U.S. Food and Drug Administration (FDA), approved our product, ZILRETTA, for marketing in the United States. ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA related knee pain. ZILRETTA is a non-opioid therapy that employs our proprietary microsphere technology to provide pain relief. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA met the primary endpoint of pain reduction at Week 12, with statistically significant pain relief extending through Week 16. We also have two pipeline programs focused on the local treatment of musculoskeletal conditions: FX201, which is an investigational IA gene therapy product candidate in clinical development for the treatment of OA, and FX301, a preclinical product candidate, which is being developed as a locally administered peripheral nerve block for control of post-operative pain.

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

We were incorporated in Delaware in November 2007, and to date, we have devoted substantially all of our resources to developing our product candidates, including conducting clinical trials with our product candidates, preparing for and undertaking the commercialization of ZILRETTA, providing general and administrative support for these operations and protecting our intellectual property. From our inception through September 30, 2020, we have raised approximately $913 million and funded our operations primarily through the sale of our common stock, convertible preferred stock, and convertible debt, as well as debt financing. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

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

Impact of the Coronavirus Global Pandemic (“COVID-19”)

In December 2019, a novel strain of coronavirus, which causes the COVID-19 disease, was first reported in Wuhan, China and has since become a global pandemic (“COVID-19”). COVID-19 has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. COVID-19 continues to rapidly evolve. In mid-March, the U.S. declared a national emergency and states implemented various “social distancing” and “stay at home” measures to mitigate the spread of COVID-19.  In turn, we closed our offices in Burlington, MA and instructed all of our employees to work from home, including all of our field-based personnel. We also undertook prudent and disciplined steps to reduce expenses across the organization, including hiring and travel freezes; elimination of live presence at medical and industry conferences, reductions in in-person physician speaker programs, reductions in select marketing programs and materials; and elimination of non-essential operating expenses. In addition, we paused our Phase 1 trial of FX201; discontinued our Phase 2 trial investigating ZILRETTA in shoulder OA and adhesive capsulitis (AC) due to the small number of patients enrolled; and temporarily paused manufacturing activities for ZILRETTA to avoid excess levels of inventory.

Due to the significant impacts of COVID-19 on patient flow at healthcare providers, purchases of ZILRETTA by healthcare providers dropped precipitously in the latter part of March and that decline continued into early April.  Despite this precipitous decline, our Musculoskeletal Business Managers (MBMs) found most accounts were receptive to “e-detailing,” and in the second quarter our MBMs were able to gain access to some healthcare providers who had been previously very difficult to reach due to busy office and surgical schedules. Additionally, by the end of the second quarter, the vast majority of our MBMs were able to return to the field to conduct in-person calls on accessible physician offices. Correspondingly, our Commercial team conducted a series of focus groups with physicians around the country who confirmed that the pandemic had resulted in many patients facing extensive delays for total knee replacement (TKR) surgery, and caused other patients to postpone surgery indefinitely.

In the third quarter, we began to see ZILRETTA sales that were more in line with our pre-COVID-19 expectations, and we believe that our third quarter ZILRETTA sales performance was driven by several key factors: a normalization of office visits despite the presence of COVID-19; the continued tailwind from delays and deferrals in total knee arthroplasties; deeper penetration in existing healthcare provider accounts that purchase ZILRETTA; and the addition of 214 new ZILRETTA purchasing accounts in the quarter. We believe that as more and more clinicians gain more experience with ZILRETTA, it will come to be recognized as a best-in-class treatment option for patients with knee OA. While we are encouraged by the growth of ZILRETTA purchases by healthcare providers we saw in the third quarter, the future impact of COVID-19 on our business remains uncertain and unpredictable.

Q3 2020 Commercial Metrics

We closely track and provide quarterly updates on several quantitative metrics relating to purchases of ZILRETTA by healthcare providers (i.e., accounts) to provide perspective on the progress of the ZILRETTA launch. Since the launch in November 2017 through September 30, 2020:

•	4,072 of our approximately 5,400 target accounts had purchased ZILRETTA. This reflects growth of 214 since June 30, 2020 when 3,858 accounts had purchased product.
•	77% of purchasing accounts (3,153) had placed at least one reorder up from 2,983 accounts that had reordered ZILRETTA as of June 30, 2020.
•	1,137 accounts had made ZILRETTA purchases of more than 50 units; 1,143 accounts had purchased 11 to 50 units; and 1,792 accounts had purchased between 1 and 10 units.
•	Accounts purchasing more than 50 ZILRETTA units accounted for 258,562 of the 295,641 ZILRETTA units purchased.

Pipeline Updates

ZILRETTA/FX006 (triamcinolone acetonide extended-release injectable suspension) - IA treatment for OA

ZILRETTA is the first and only extended-release IA therapy for patients confronting OA-related knee pain, and we believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain in other large joints, including the shoulder. We intend to initiate a trial investigating ZILRETTA in shoulder OA in 2021.

In March 2020, we completed an open-label Phase 3b trial assessing the effect of a single administration of ZILRETTA on synovitis (inflammation of the synovial membrane) in patients with OA of the knee (N=129). In the sub-set of patients having at least a minimum defined synovial tissue volume at baseline (based on quantitative image analysis and qualified MRIs at baseline and Week 6), the primary endpoint analysis indicated that treatment with ZILRETTA resulted in a significant reduction (>50%) in synovial tissue volume at Week 6 compared to baseline (N=84 patients). These patients also reported improvements in pain and function scores over this time period. Because synovitis of the knee has been implicated as a key contributor to OA knee pain, providing direct evidence of ZILRETTA’s effect on synovitis should support prescriber confidence of the impact of ZILRETTA in treating patients. We expect to publish the full data in early 2021.

FX201 (humantakinogene hadenovec) – Locally Administered Gene Therapy for the Treatment of OA

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

In April, due to disruptions from COVID-19, we paused our single ascending dose study to evaluate the safety and tolerability of FX201 in patients with painful OA of the knee. The multicenter, open-label study is expected to evaluate three doses (low, mid and high dose) of FX201 in cohorts of five to eight patients. We resumed the study late in the second quarter, and in September, following the completion of the low-dose cohort, we announced that we had treated the first patient in the second cohort. Data from the study are anticipated in 2021.

FX301 (funapide in a proprietary thermosensitive hydrogel) – Locally Administered NaV1.7 Inhibitor for the Treatment of Post-Operative Pain

In September 2019, we entered into a definitive agreement with Xenon Pharmaceuticals that provides us with the global rights to develop and commercialize XEN402, a NaV1.7 inhibitor, for control of post-operative pain. Our preclinical product candidate, known as FX301, consists of XEN402 formulated for extended release from a Flexion proprietary thermosensitive hydrogel for administration as a peripheral nerve block for control of post-operative pain. Within minutes following injection, the thermosensitive formulation has been shown to transition from a liquid to a gel, an effect that we believe can provide local delivery of XEN402 near target nerves for up to a week. Unlike typical local anesthetics, the selective pharmacology of XEN402 has the potential to provide effective pain relief while preserving motor function. As such, we believe FX301 could enable ambulation, rapid discharge, and early rehabilitation following musculoskeletal surgery.

In a validated post-operative pain model in pigs, a single injection of FX301 provided both greater analgesic effect from 12 through 72 hours and a longer duration of effect through 72 hours compared to liposomal bupivacaine or placebo. In addition, treatment with FX301 did not significantly affect total walking distance in animals at 2 and 24 hours post-injection whereas animals treated with liposomal bupivacaine experienced a significant reduction in total walking distance compared with baseline at 2 and 24 hours post-injection. These data were featured in a podium presentation at the ANESTHESIOLOGY 2020 virtual meeting held in October.

We remain on track to file an Investigational New Drug (IND) application in the first half of 2021. Pending submission and acceptance of the IND, we plan to initiate a proof of concept clinical trial of popliteal fossa block with FX301 in patients undergoing bunionectomy. Results from that trial could potentially be available in late 2021.

Financial Overview

Revenue

Product Revenue

Net product sales consist of sales of ZILRETTA, which was approved by the FDA on October 6, 2017 and launched in the United States in October 2017. We had not generated any revenue prior to the launch of ZILRETTA.

License Revenue

On March 30, 2020, we entered into an exclusive license agreement with HK Tainuo and Jiangsu Tainuo, a subsidiary of China Shijiazhuang Pharmaceutical Co, Ltd. for the development and commercialization of ZILRETTA in Greater China (consisting of mainland China, Hong Kong and Macau, and Taiwan). Under the terms of the agreement, HK Tainuo paid us an upfront payment of $10.0 million. We are also eligible to receive up to $32.5 million in aggregate development, regulatory and commercial sales milestone payments. All payments received from HK Tainuo are subject to the applicable Hong Kong withholding taxes. HK Tainuo is responsible for the clinical development, product registration and commercialization of ZILRETTA in Greater China and Jiangsu Tainuo serves as the guarantor of HK Tainuo’s obligations and responsibilities under the agreement. We are solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license agreement, will be covered by a separate supply agreement. All amounts owed to us are nonrefundable and non-creditable once paid. The revenue related to the upfront payment of $10.0 million, of which $5.0 million was received as of June 30, 2020 and the remaining $5.0 million was received as of September 30, 2020, will be recognized as our supply obligation is fulfilled over the term of the supply agreement, which has not yet commenced. We concluded that the license and supply performance obligations were not distinct, and therefore the transaction price will be recognized as revenue over the period that we perform our supply obligations. No revenue was recognized associated with this contract as of September 30, 2020.

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

We anticipate that our selling, general and administrative expenses will decrease over the remainder of 2020 as compared to the prior year. As a result of the adverse effect of COVID-19 on our revenues, we have taken steps to reduce our operating expenses, including by reducing certain sales and marketing expenses through the elimination of live presence at medical and industry conferences, reductions in in-person physician speaker programs and reductions in select marketing programs and materials. We cannot determine with certainty the duration and timing of COVID-19, but we expect that a return to normal operations will likely result in an increase in future selling, general, and administrative expenses.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2020.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following tables summarize our results of operations for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,
(In thousands)	2020	2019	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$23,664	$21,786	$1,878	8.6%
Operating expenses:
Cost of sales	5,130	2,872	2,258	78.6%
Research and development	10,092	20,938	(10,846)	(51.8)%
Selling, general and administrative	27,312	32,136	(4,824)	(15.0)%
Total operating expenses	42,534	55,946	(13,412)	(24.0)%
Loss from operations	(18,870)	(34,160)	15,290	(44.8)%
Other (expense) income:
Interest income	62	721	(659)	(91.4)%
Interest expense	(5,125)	(4,652)	(473)	10.2%
Other expense	(457)	(141)	(316)	224.1%
Total other (expense) income	(5,520)	(4,072)	(1,448)	35.6%
Loss before income taxes	(24,390)	(38,232)	13,842	(36.2)%
Income tax expense	248	—	248	100.0%
Net loss	$(24,638)	$(38,232)	13,594	(35.6)%

	Nine Months Ended September 30,
(In thousands)	2020	2019	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$59,242	$49,303	$9,939	20.2%
Operating expenses:
Cost of sales	12,887	6,032	6,855	113.6%
Research and development	43,733	52,488	(8,755)	(16.7)%
Selling, general and administrative	81,341	97,461	(16,120)	(16.5)%
Total operating expenses	137,961	155,981	(18,020)	(11.6)%
Loss from operations	(78,719)	(106,678)	27,959	(26.2)%
Other (expense) income:
Interest income	584	2,563	(1,979)	(77.2)%
Interest expense	(14,848)	(12,537)	(2,311)	18.4%
Other (expense) income	(581)	395	(976)	(247.1)%
Total other (expense) income	(14,845)	(9,579)	(5,266)	55.0%
Loss before income taxes	(93,564)	(116,257)	22,693	(19.5)%
Income tax expense	495	—	495	100.0%
Net loss	$(94,059)	$(116,257)	22,198	(19.1)%

Product Revenue

We began commercially selling ZILRETTA within the United States in October 2017, following FDA approval on October 6, 2017. Net product revenue for the three months ended September 30, 2020 and 2019 was $23.7 million and $21.8 million, respectively. For the nine months ended September 30, 2020 and 2019, we recorded net product revenue of $59.2 million and $49.3 million, respectively. The period-over-period changes are primarily due to changes in the number of ZILRETTA units sold. We recognize revenue primarily on sales of ZILRETTA to specialty distributors and a specialty pharmacy versus the purchases of ZILRETTA by healthcare providers.  Included in net product revenue for the three and nine months ended September 30, 2020, was a buy-in by one of our specialty distributors for which the distributor received a modest discount in consideration for prioritizing ZILRETTA in promotional communications with its customers. That buy-in accounted for approximately 5% to 7% of our total third quarter net product revenue. We are unable to predict the long-term impact of COVID-19 and the pace of recovery and how this may impact purchases of ZILRETTA by healthcare providers, as individual providers and their patients have had different responses to the pandemic. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting

Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Cost of Sales

Cost of sales was $5.1 million and $2.9 million for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, cost of sales was comprised of $2.0 million related to the actual cost of units sold and $3.1 million of unabsorbed overhead associated with the voluntary, temporary suspension of manufacturing activities at Patheon due to COVID-19 impacts on sales of ZILRETTA. For the three months ended September 30, 2019, cost of sales was comprised of $1.8 million related to the actual cost of units sold, $0.9 million related to unabsorbed manufacturing costs and $0.2 million of period costs and other adjustments.

Cost of sales was $12.9 million and $6.0 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, cost of sales consisted of $5.6 million related to the actual cost of units sold, $6.5 million of unabsorbed manufacturing overhead, and $0.8 million of period costs and adjustments. For the nine months ended September 30, 2019, cost of sales consisted of $4.5 million related to the actual cost of units sold, $0.9 million related to unabsorbed manufacturing costs and $0.6 million of period costs and adjustments.

Throughout the entirety of the third quarter, while manufacturing was paused, we continued to incur certain fixed overhead costs related to the operation of the manufacturing facility at Patheon which were recognized in our cost of sales. As a result, our cost of sales for the three and nine months ended September 30, 2020 was greater than what we have reported in periods prior to those impacted by COVID-19. We believe our cost of sales will become more normalized once ZILRETTA manufacturing has returned to pre-COVID-19 levels, and although manufacturing is expected to restart in the fourth quarter of 2020, the full effects on our cost of sales will not be realized until the first quarter of 2021.

Research and Development Expenses

	Three Months Ended September 30,
(In thousands)	2020	2019	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$1,043	$6,976	$(5,933)	(85.0)%
FX201	831	1,461	(630)	(43.1)%
Portfolio expansion	1,232	3,546	(2,314)	(65.3)%
Other	386	927	(541)	(58.4)%
Total direct research and development expenses	3,492	12,910	(9,418)	(73.0)%
Personnel and other costs	6,600	8,028	(1,428)	(17.8)%
Total research and development expenses	$10,092	$20,938	$(10,846)	(51.8)%

	Nine Months Ended September 30,
(In thousands)	2020	2019	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$8,188	$17,283	$(9,095)	(52.6)%
FX201	5,789	3,802	$1,987	52.3%
Portfolio expansion	4,641	4,840	(199)	(4.1)%
Other	1,284	2,427	(1,143)	(47.1)%
Total direct research and development expenses	19,902	28,352	(8,450)	(29.8)%
Personnel and other costs	23,831	24,136	(305)	(1.3)%
Total research and development expenses	$43,733	$52,488	$(8,755)	(16.7)%

Research and development expenses were $10.1 million and $20.9 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in research and development expenses of $10.8 million was primarily due to a decrease of $5.9 million in development expenses for ZILRETTA due to a reduction in ZILRETTA life cycle management activities, a decrease in $2.9 million in portfolio expansion related expenses as the upfront payment for the purchase of XEN402 from Xenon Pharmaceuticals occurred in the third quarter of 2019, as well as a decrease of $1.4 million in salary and other employee-related costs and stock-based compensation expense related to lower headcount.

Research and development expenses were $43.7 million and $52.5 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in research and development expenses of $8.8 million was primarily due to a decrease of $9.1 million in development expenses for ZILRETTA due to a reduction in ZILRETTA life cycle management activities, and a decrease in other portfolio expansion expenses of $1.3 million, which includes the upfront payment for the purchase of XEN402 from Xenon Pharmaceuticals, partially offset by costs associated with GLP toxicology studies for FX301. Those decreases were partially offset by an increase in expenses related to FX201 related to the milestone payment of $2.5 million to GeneQuine for dosing the first human patient in the Phase 1 clinical trial and other ongoing clinical activity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27.3 million and $32.1 million for the three months ended September 30, 2020 and 2019, respectively. Selling expenses were $19.3 million and $23.9 million for the three months ended September 30, 2020 and 2019, respectively. The year over year decrease of $4.6 million was primarily due to the expense reduction measures taken in response to COVID-19; in particular, the elimination of live presence at industry conferences, reductions in in-person physician speaker programs and reductions in select marketing programs and materials, as well as a reduction in travel expenses due to physician office limitations and travel guidelines and restrictions at the state and local level. General and administrative expenses were $8.0 million and $8.2 million for the three months ended September 30, 2020 and 2019, respectively, which represents a decrease of $0.2 million.

Selling, general and administrative expenses were $81.3 million and $97.5 million for the nine months ended September 30, 2020 and 2019, respectively. Selling expenses were $56.5 million and $72.4 million for the nine months ended September 30, 2020 and 2019, respectively. The year-over-year decrease in selling expenses of $15.9 million was primarily due to the expense reduction measures described above taken in response to COVID-19. General and administrative expenses were $24.8 million and $25.1 million for the nine months ended September 30, 2020 and 2019, which represents a decrease of $0.3 million.

Other Income (Expense)

Interest income was $0.1 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively. Interest income was $0.6 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in interest income was primarily due to a decrease in the average investment balance as well as a decrease in interest rates over the period.

Interest expense was $5.1 million and $4.7 million for the three months ended September 30, 2020 and 2019, respectively. Interest expense was $14.8 million and $12.5 million for the nine months ended September 30, 2020 and 2019. The increase in interest expense can be attributed to the interest incurred associated with the term loan that we entered into in August 2019 under the amended credit and security agreement, as well as the revolving credit facility, which we drew down in February 2020.

Foreign Withholding Taxes

The provision for income taxes for the three and nine months ended September 30, 2020 was comprised of $0.2 million and $0.5 million, respectively, in foreign withholding taxes related to the HK Tainuo upfront payment.

Liquidity and Capital Resources

For the nine months ended September 30, 2020, we generated $59.2 million in net product revenue. We have incurred significant net losses in each year since our inception, including net losses of $149.8 million, $169.7 million, and $137.5 million, for fiscal years 2019, 2018, and 2017, respectively, and $94.1 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $762.7 million. We anticipate that we will continue to incur losses over the next few years.

Since our inception through September 30, 2020, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and convertible debt, and through venture debt financing. From our inception through September 30, 2020, we had raised approximately $913 million from such transactions, including amounts from our initial and follow-on public offerings during 2014, 2016, 2017, and most recently in May of 2020, as well as our term loan facility entered into in 2015 and 2019 and our 2024 Convertible Notes issuance in 2017. This funding is necessary to support the commercialization of ZILRETTA and to perform the research and development activities required to develop our other product candidates in order to generate future revenue streams. We may not be able to obtain financing on acceptable terms, or at all. In particular, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive.

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

As of September 30, 2020, we had cash, cash equivalents, and marketable securities of $185.3 million.  Based on our current operating plan we anticipate that our existing cash, cash equivalents, and marketable securities will fund our operations for at least the next 12 months from the issuance date of these financial statements. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an objective of capital preservation.

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

Borrowings under the revolving credit facility accrue interest monthly at a floating interest rate equal to the greater of the Prime Rate (as reported in the Wall Street Journal) or 5.50% per annum. The revolving credit facility is co-terminus with the term loan.  Beginning on January 1, 2020, if the interest payment on the revolving credit facility is less than the amount of interest that would have been payable had we borrowed 25% of the total commitment under the revolving credit facility, or the Revolving Commitment Amount, then we will be required to pay the difference. We are also required to pay a facility fee in respect of the revolving credit facility equal to 1% of the Revolving Commitment Amount. We may retire the revolving credit facility early, at any time, by paying the outstanding principal balance, all accrued interest and a termination fee equal to 2% of the Revolving Commitment Amount if repaid in the first year, and 1% of the Revolving Commitment Amount if repaid in the second year; with no termination fee thereafter. Beginning on January 1, 2020, to the extent any portion of the Revolving Commitment Amount is undrawn, we will be required to pay an “unused line fee” equal to 0.25% per annum of the average unused portion of the Revolving Commitment Amount, calculated on a calendar year basis as an amount equal to the difference between (i) the Revolving Commitment Amount and (ii) the greater of (A) 25.0% of the Revolving Commitment Amount, and (B) the average for the period of the daily closing balance of the Revolving Commitment Amount outstanding.

The following table shows a summary of our cash flows for each of the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows used in operating activities	$(60,819)	$(109,816)
Cash flows (used in) provided by investing activities	(10,665)	83,836
Cash flows provided by financing activities	117,868	26,520
Net increase in cash and cash equivalents	$46,384	$540

Net Cash Used in Operating Activities

Operating activities used $60.8 million of cash in the nine months ended September 30, 2020. The cash flow used in operating activities resulted primarily from our net loss for the period of $94.1 million, partially offset by changes in our operating assets and liabilities of $10.1 million and non-cash charges of $23.1 million. Changes in our operating assets and liabilities consisted primarily of a $9.2 million decrease in accounts receivable, and a $10.0 million increase in deferred revenue related to the license agreement with HK Tainuo, partially offset by a $1.1 million increase in inventory, a $0.5 million increase in prepaid expenses and other current assets, a decrease of $6.5 million in accounts payable and accrued expenses and a $1.0 million decrease in lease liabilities and other long-term liabilities primarily due to principal lease payments. Our non-cash charges consisted primarily of $13.4 million of stock-based compensation expense, $6.9 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, $1.2 million related to the amortization of right-of-use assets, $1.3 million of depreciation, $0.5 million of non-cash interest expense related to amortization of the final payment due on the 2019 term loan and $0.3 million related to the loss on disposal of fixed assets, partially offset by $0.5 million of premiums paid for the purchase of marketable securities.

Operating activities used $109.8 million of cash in the nine months ended September 30, 2019. The cash flow used in operating activities resulted primarily from our net loss for the period of $116.3 million and changes in our operating assets and liabilities of $13.5 million, offset by non-cash charges of $19.9 million. Changes in our operating assets and liabilities consisted primarily of a $16.2 million increase in accounts receivable, a $6.2 million increase in inventory, and a $0.8 million decrease in lease liabilities and other long-term liabilities primarily due to principal lease payments, partially offset by a $0.3 million decrease in prepaid expenses and other current assets and an increase of $9.5 million in accounts payable and accrued expenses. Our non-cash charges consisted primarily of $12.1 million of stock-based compensation expense, $6.5 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, $0.9 million related to the amortization of right-of-use assets, and $0.7 million of depreciation, $0.4 million of non-cash interest expense related to amortization of the final payment due on the 2015 term loan and $0.4 million related to the loss on debt extinguishment, partially offset by $1.2 million of net accretion of discounts related to our investments.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $10.7 million in the nine months ended September 30, 2020. Net cash used in investing activities consisted primarily of purchases of marketable securities of $56.2 million and capital expenditures of $8.9 million, primarily relating to the purchase of equipment associated with the expansion of our manufacturing facilities at Patheon. These expenses were partially offset by cash received for the redemption and sale of marketable securities of $54.4 million.

Net cash provided by investing activities was $83.8 million in the nine months ended September 30, 2019. Net cash provided by investing activities consisted primarily of cash received from the redemption and sale of marketable securities of $191.1 million, partially offset by cash used to purchase marketable securities of $106.1 million. In addition, $1.1 million of cash was used for capital expenditures, including $0.2 million for lab equipment and $0.9 million for manufacturing equipment associated with the expansion of our manufacturing facilities at Patheon.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $117.9 million for the nine months ended September 30, 2020, of which $97.2 million related to the net proceeds received from the offering of our common stock, partially offset by public offering costs paid during the period of $0.4 million, $0.1 million received from the exercise of stock options and $0.9 million relating to employee stock purchases through our employee stock purchase plan, as well as $20.0 million borrowed under the revolving credit facility associated with our 2019 term loan.

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

Term Loan

We have borrowed $55.0 million in term loans under our credit facility. Term loan borrowings under the credit facility accrue interest monthly at a floating interest rate equal to the greater of the prime rate plus 1.5% or 6.5% per annum.

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

Convertible Notes

On May 2, 2017, we issued $201.3 million aggregate principal amount of 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.375% per year, payable semi-annually in arrears on May and November 1st of each year. The 2024 Convertible Notes will mature on May 1, 2024, unless repurchased or converted earlier. The 2024 Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election (subject to certain limitations in the 2015 term loan), at a conversion rate of approximately 37.3413 shares of common stock per $1,000 principal amount of the 2024 Convertible Notes, which corresponds to a conversion price of approximately $26.78 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $19.72 on May 2, 2017, the date the 2024 Convertible Notes offering was priced. As of May 2, 2017, the fair value of the 2024 Convertible Notes was $136.7 million. Our 2024 Convertible Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the 2024 Convertible Notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair value of our 2024 Convertible Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $158.9 million at September 30, 2020.

Foreign Currency Exchange

Most of our transactions are conducted in the U.S. dollar. We do have certain agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of September 30, 2020 we had $1.5   million in liabilities denominated in British Pounds. A hypothetical 10% change in foreign exchange rates would result in a $0.1   million change in the value of our liabilities. No other payables to vendors were denominated in currencies other than in U.S. dollars. As of September 30, 2020, we had an immaterial amount of cash denominated in British Pounds. A hypothetical 10% change in foreign exchange rates would result in an immaterial change in the amount of cash denominated in British Pounds.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2020, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. To date, we have focused primarily on developing our commercialized product, ZILRETTA. Any additional product candidates we develop will require substantial development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $149.8 million, $169.7 million, and $137.5 million, for fiscal years 2019, 2018, and 2017, respectively, and $94.1 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $762.7 million. We expect to incur net losses over the next few years as we continue to invest in the commercialization of ZILRETTA and advance our development programs.

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

In December 2019, a novel strain of coronavirus, which causes the COVID-19 disease (“COVID-19”), was first reported in Wuhan, China and has since become a global pandemic, resulting in the U.S. declaring a national emergency. Many states implemented various “social distancing” and “stay at home” measures to mitigate the spread of COVID-19.  ZILRETTA is required to be administered by healthcare professionals and since mid-March, as a result of COVID-19, patient access to physician offices and clinics has been limited in certain areas, as healthcare practices have implemented varying responses to the pandemic. Although many practices have reopened, some have limited in-person patient visits, while others are open to only critical or acute cases.  In addition, we believe many patients across the country have been reluctant to visit physician offices and clinics due to fear of contracting COVID-19.  As a result of these adverse impacts on the operations of healthcare providers that administer ZILRETTA to patients and patients’ willingness to make in-person visits to healthcare facilities, we have experienced and expect to continue experiencing for the remainder of 2020, and possibly longer, a meaningful diminution in revenue as compared to our prior expectations.

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

As of September 30, 2020, we had cash, cash equivalents, and marketable securities of approximately $185.3 million and working capital of $186.2 million. Regardless of our expectations as to how long our cash, cash equivalents, and marketable securities will fund our operations, changing circumstances may cause us to consume capital more rapidly than we currently anticipate.

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

With respect to ZILRETTA, while we have established a commercial team and sales force, there are many factors that could cause the commercialization of ZILRETTA to be unsuccessful, including a number of factors that are outside our control. The commercial success of ZILRETTA depends on the extent to which patients and physicians accept and adopt ZILRETTA as a treatment for OA pain of the knee, and we do not know whether our or others’ revenue estimates in this regard will be accurate. For example, if the patient population suffering from OA pain of the knee is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to use ZILRETTA, the commercial potential of ZILRETTA will be limited. In addition, if ZILRETTA is not convenient for physicians to use, then it may not achieve widespread adoption, regardless of its efficacy and safety. For example, ZILRETTA is a buy-and-bill product and must be administered only by a health care professional in an office, clinic or hospital setting. In addition, ZILRETTA requires a multi-step preparation process, which may discourage some physicians from using ZILRETTA. Moreover, ZILRETTA’s product label indicates that the efficacy and safety of repeat administration have not been demonstrated, and we believe this may impact our commercialization efforts. While we successfully completed a Phase 3b repeat dose study of ZILRETTA and our sNDA was approved and the product label was modified, the FDA did not agree to remove the limitation of use with respect to repeat administration. We also do not know how physicians, patients and payers will respond to the pricing of

ZILRETTA in the long-term. Beginning in the second half of 2019, we introduced a volume-based rebate program to eligible purchasers and healthcare providers of ZILRETTA that positively impacted sales.  We have continued to use rebate and discount programs for customers in 2020 and may continue to do so into the future. We are unable to predict how these rebate and discount programs could potentially affect buying patterns and net sales in future quarters.

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

COVID-19 has severely impacted our commercialization of ZILRETTA. For example, the Federal Government, along with State and local governments, have taken preventive and proactive measures to slow the spread of COVID-19.  These measures include the issuance of “social distancing” or “stay at home” measures, which vary in scope and duration. While some healthcare facilities and physician offices, particularly those in major markets, have reopened and rescheduled previously cancelled or postponed non-emergency or elective procedures, certain regions of the U.S. are experiencing an increase in COVID-19 cases which has resulted in additional delays in procedures, such as intra-articular injections for OA pain, or otherwise restricted patient visits. Even in those markets where facilities are operating with fewer restrictions, we believe patients have been reluctant to seek treatment for fear of contracting COVID-19.  These impediments and disruptions in patient care have resulted in a decreased volume of ZILRETTA being administered which has translated into decreased sales.

As the COVID-19 pandemic continues to rapidly evolve, we are uncertain as to whether states may implement new “stay at home” measures or how healthcare practices will respond. Even in those regions where healthcare operations and patient visits have fully resumed, we expect that it will take some time for activities to return to levels seen before the pandemic. We expect sales of ZILRETTA to continue to be negatively impacted for the foreseeable future until the effects of COVID-19 are fully resolved.  It is also possible that a prolonged impact of COVID-19 and the associated reduction of physician office visits could force various healthcare practices, particularly smaller primary care or orthopedic practices, to permanently close or to consolidate with larger practices or healthcare groups, which could cause us to lose previously-established physician relationships and result in a setback in our efforts to increase adoption of ZILRETTA.

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

We are required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing ZILRETTA for the treatment of patients with OA of the knee. In addition, we must train our sales force to ensure that an appropriate and compliant message about ZILRETTA is being delivered. Due to the COVID-19 pandemic, our

MBMs have begun using a mix of in-person and virtual interactions with physicians to convey key information about ZILRETTA and/or aid physicians and their staff in prescribing and obtaining reimbursement for ZILRETTA. While we have attempted to maintain the effectiveness of our sales and marketing efforts, it may not be as effective as in the pre-COVID environment, as access to some providers remains limited. If we are unable to maintain an effectively trained sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate customers regarding the potential benefits and safety of ZILRETTA and its proper administration, our efforts to successfully commercialize ZILRETTA could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

In addition, the Centers for Medicare & Medicaid Services, or CMS, has proposed codifying internal policy relating to its Calendar Year 2021 updates to the Physician Fee Schedule. Under the CMS proposed rule, 505(b)(2) drug products may be assigned to existing “multiple source drug codes” if CMS determines an existing code is appropriate despite not being rated as therapeutically equivalent, bioequivalent, or pharmaceutically equivalent to another drug by the FDA.  The proposed rule would allow CMS to both revisit past coding decisions and apply its approach to new drugs. While we and other pharmaceutical companies have submitted comments challenging the legality of the policy, which would limit the circumstances in which a unique reimbursement code and payment rate would be granted we cannot be certain whether this codification will be adopted or whether CMS’s prior decision to issue the product-specific J-Code for ZILRETTA will be revisited.

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

There remain legal and political challenges to certain aspects of PPACA. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by PPACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, signed into law on December 22, 2017, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals that fail to maintain qualifying health coverage for all of part of a year commonly referred to as the “individual mandate.”  In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, among other things, amended PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans, or QHPs, and health insurance issuers under

PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, which is expected to occur in the fall of 2020. It is unclear how this litigation and other efforts to repeal and replace PPACA will impact PPACA and our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, including at the federal level several recent U.S. Congressional inquiries and legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payers. The Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.  On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and implemented others under its existing authority. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals, including a policy that would tie certain Medicare Part B and Part D drug prices to international drug prices, the details of which were released on September 13, 2020; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. The probability of success of these newly announced policies and their impact on the U.S. prescription drug marketplace is unknown Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize ZILRETTA and any future products for which we receive regulatory approval.

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, as well as additional downward pressure on the price that we receive for any approved product, including ZILRETTA. It is possible that additional governmental action is taken to address COVID-19. For example, on August 6, 2020, the President Trump issued an executive order that instructs the federal government to develop a list of

“essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China.

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

COVID-19’s impact on the healthcare industry is significant and has impacted our on-going clinical trials and may disrupt further development of our pipeline.  For example, in April 2020, we temporarily suspended the active Phase 1 clinical trial evaluating the safety and tolerability of FX201, our investigational intra-articular gene therapy product candidate, in patients with OA of the knee.  The decision was made in consideration of guidance from the FDA to ensure the safety of trial participants and minimize risk to trial integrity from disruptions caused by COVID-19.

In addition, we decided to terminate the Phase 2 trial evaluating the efficacy of ZILRETTA in patients with shoulder OA and adhesive capsulitis, given the small number of patients enrolled in the trial, the uncertainty around when we would be able to restart the study, and the costs required to maintain it in an inactive status.

As COVID-19 continues to disrupt our ability to conduct clinical trials, we cannot predict with confidence whether, if ever, or when we will restart enrollment in or initiate new clinical trials for our clinical candidates in the United States and other countries. For example, while we subsequently restarted our Phase 1 clinical trial of FX201 in late May 2020, and we anticipate restarting clinical development of ZILRETTA in patients with shoulder OA in 2021, we cannot guarantee that further spread of COVID-19 or additional restrictions implemented by government agencies or healthcare facilities in response to COVID-19 will not force us to delay, suspend or terminate these trials. These impacts of COVID-19 will increase the costs of completing clinical development and delay our ability to obtain marketing approval for our pipeline product candidates and ZILRETTA for additional indications.

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

•

federal civil and criminal false claims laws including the federal False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and their subcontractors that perform services involving the use or disclosure of individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

•

the federal Open Payments program, created under Section 6002 of the PPACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives;

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

As COVID-19 continues to spread globally, we may experience disruptions that could severely impact our supply chain, which would cause disruption to clinical trials and commercialization of ZILRETTA. For example, COVID-19 has resulted in increased travel restrictions and the shutdown or delay of business activities in various regions, including certain activities of one of our suppliers in Italy. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to COVID-19, our ability to continue meeting commercial demand for ZILRETTA in the United States or advancing development of our product candidates may become impaired. In the second quarter of 2020, we modified our agreement with Patheon to suspend our minimum ZILRETTA purchase requirements for the remainder of 2020 as we expected lower demand due to COVID-19.  As demand began to return to pre-COVID-19 levels, we have communicated to Patheon our intent to reinitiate manufacturing operations in the fourth quarter of 2020. However, we cannot be certain that we will be able to maintain sufficient commercial supply if there is a rapid increase in ZILRETTA demand as the impact of COVID-19 abates.

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

We may seek third-party collaborators and/or licensees for the development and commercialization of our product candidates. For instance, we have entered into an exclusive license agreement for the development and commercialization of ZILRETTA in China, Hong Kong, Macau and Taiwan with HK Tainuo and Jiangsu Tainuo. We intend to seek to enter into additional collaborations for developing, marketing and commercializing our product candidates in certain territories at the appropriate time in the future. We have, with respect to our collaboration with HK Tainuo and Jiangsu Tainuo, and will likely have, with respect to any additional collaboration arrangements with any third parties, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators' abilities to successfully perform the functions assigned to them in these arrangements and otherwise to comply with their contractual obligations.

Any of our existing or future collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. In addition, the terms of any such collaboration or other arrangement may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product or product candidate or research program under collaboration and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain.

Conflicts may arise between us and partners, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the division of development or commercialization responsibilities or expenses, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any such conflicts arise, a partner could act in its own self-interest, which may be adverse to our best interests. Any such disagreement between us and a partner could delay or prevent the development or commercialization of our products or product candidates, and in turn prevent us from generating sufficient revenue to achieve or maintain profitability:

Further, we are subject to the following additional risks associated with our current and any future collaborations with third parties, the occurrence of which could cause our collaboration arrangements to fail:

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

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
•	collaborators could reduce or withhold the payment of royalties or other payments we believe are due pursuant to the applicable collaboration arrangement;

•	collaborators may take actions inside or outside our collaboration which could negatively impact our rights or benefits under our collaboration; and
•	collaborators could be unwilling to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities.

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

(*) Collaborations with third parties to develop and commercialize products outside of the United States subject us to a variety of risks associated with international operations that could materially and adversely affect our business.

Agreements with third parties to market ZILRETTA, and if approved, our other product candidates, outside of the United States, subject us to additional risks related to entering into international business relationships. For instance, we have entered into an exclusive license agreement for the development and commercialization of ZILRETTA in China, Hong Kong, Macau and Taiwan with HK Tainuo and Jiangsu Tainuo. Agreements with third parties such as our existing agreement with HK Tainuo and Jiangsu Tainuo subject us to certain risks including:

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

Flexion Therapeutics, Inc.

Date: November 4, 2020	By:	/s/ Michael D. Clayman
Michael D. Clayman
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2020	By:	/s/ David Arkowitz
David Arkowitz
Chief Financial Officer
(Principal Accounting and Financial Officer)