Form 10-Q
period 2021-06-30
Flexion Therapeutics Inc
filed 2021-08-04
CIK 1419600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

As of August 1, 2021, the registrant had 50,292,110 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$107,629	$107,704
Marketable securities	23,620	67,576
Accounts receivable, net	35,097	30,025
Inventories	12,301	15,394
Prepaid expenses and other current assets	5,474	5,112
Total current assets	184,121	225,811
Property and equipment, net	19,783	19,538
Right-of-use assets	6,143	6,577
Total assets	$210,047	$251,926
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$5,474	$6,928
Accrued expenses and other current liabilities	21,352	20,008
Deferred revenue	10,000	10,000
Operating lease liabilities	1,577	1,526
Current portion of long-term debt	1,528	16,806
Total current liabilities	39,931	55,268
Long-term operating lease liability, net	5,777	6,123
Long-term debt, net	52,207	44,114
2024 convertible notes, net	167,814	162,786
Other long-term liabilities	489	295
Total liabilities	266,218	268,586
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Stockholders' deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,105,620 and 49,403,034 shares issued and outstanding, at June 30, 2021 and December 31, 2020, respectively	50	49
Additional paid-in capital	776,850	765,607
Accumulated other comprehensive loss	(2)	(11)
Accumulated deficit	(833,069)	(782,305)
Total stockholders' deficit	(56,171)	(16,660)
Total liabilities and stockholders' deficit	$210,047	$251,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Product revenue, net	$28,175	$15,451	$52,764	$35,578
Operating expenses
Cost of sales	4,979	5,481	11,064	7,757
Research and development	12,669	12,507	26,716	33,641
Selling, general and administrative	27,409	24,730	55,007	54,029
Total operating expenses	45,057	42,718	92,787	95,427
Loss from operations	(16,882)	(27,267)	(40,023)	(59,849)
Other (expense) income
Interest income	177	95	477	522
Interest expense	(5,180)	(5,002)	(10,369)	(9,723)
Other expense	(323)	(197)	(849)	(123)
Total other (expense) income	(5,326)	(5,104)	(10,741)	(9,324)
Loss before income taxes	(22,208)	(32,371)	(50,764)	(69,173)
Income tax expense	—	248	—	248
Net loss	$(22,208)	$(32,619)	(50,764)	(69,421)
Net loss per common share, basic and diluted	$(0.44)	$(0.76)	$(1.02)	$(1.71)
Weighted average common shares outstanding, basic and diluted	49,968	42,776	49,905	40,664
Other comprehensive income (loss):
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	8	(3)	9	(59)
Total other comprehensive income (loss)	8	(3)	9	(59)
Comprehensive loss	$(22,200)	$(32,622)	$(50,755)	$(69,480)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited in thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive (Loss) Income	Accumulated Deficit	Stockholders' Deficit
Balance at December 31, 2020	49,403	$49	$765,607	$(11)	$(782,305)	$(16,660)
Issuance of common stock, net of issuance costs	134		1,700			1,700
Issuance of common stock for equity awards, net of shares withheld for taxes	405	1	7			8
Stock-based compensation expense			4,640			4,640
Net loss					(28,556)	(28,556)
Other comprehensive income				1		1
Balance at March 31, 2021	49,942	$50	$771,954	$(10)	$(810,861)	$(38,867)
Issuance of common stock for equity awards, net of shares withheld for taxes	46		—			—
Employee stock purchase plan	118		921			921
Stock-based compensation expense			3,975			3,975
Net loss					(22,208)	(22,208)
Other comprehensive income				8		8
Balance at June 30, 2021	50,106	$50	$776,850	$(2)	$(833,069)	$(56,171)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' (Deficit) Equity
Balance at December 31, 2019	38,361	$38	$648,391	$62	$(668,599)	$(20,108)
Issuance of common stock for equity awards, net of shares withheld for taxes	201	1	8			9
Stock-based compensation expense			4,651			4,651
Net loss					(36,802)	(36,802)
Other comprehensive loss				(56)		(56)
Balance at March 31, 2020	38,562	$39	$653,050	$6	$(705,401)	$(52,306)
Issuance of common stock, net of issuance costs	10,615	$10	$96,754			96,764
Issuance of common stock for equity awards	11	—	1			1
Employee stock purchase plan	82		891			891
Stock-based compensation expense			3,787			3,787
Net loss					(32,619)	(32,619)
Other comprehensive loss				(3)		(3)
Balance at June 30, 2020	49,270	$49	$754,483	$3	$(738,020)	$16,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(50,764)	$(69,421)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	1,046	751
Amortization of right-of-use assets	867	809
Stock-based compensation expense	8,615	8,438
Provision for inventory	560	—
Non cash interest expense	454	292
Amortization (accretion) of premium (discount) on marketable securities	401	(52)
Loss on disposal of fixed assets	—	262
Amortization of debt discount and debt issuance costs	5,028	4,577
Premium paid on securities purchased	3	(17)
Changes in operating assets and liabilities:
Accounts receivable	(5,072)	15,591
Inventory	2,533	(2,502)
Prepaid expenses and other current assets	(362)	328
Accounts payable	(1,286)	(7,540)
Accrued expenses and other current liabilities	1,469	(4,375)
Deferred revenue	—	5,000
Lease liabilities	(728)	(748)
Net cash used in operating activities	(37,236)	(48,607)
Cash flows from investing activities
Purchases of property and equipment	(1,265)	(5,538)
Purchases of marketable securities	(2,000)	(12,490)
Sale and redemption of marketable securities	45,561	49,398
Net cash provided by investing activities	42,296	31,370
Cash flows from financing activities
Proceeds from borrowings under term loan	—	15,000
Proceeds from revolving line of credit	—	20,000
Repayments of revolving line of credit	—	(15,000)
Proceeds from the offering of common stock	—	97,289
Proceeds from issuance of common stock (net of issuance costs)	1,700	—
Payments of public offering costs	(125)	(107)
Payments on notes payable	(7,639)	—
Proceeds from the exercise of stock options (net of shares withheld for taxes)	8	10
Proceeds from employee stock purchase plan	921	891
Net cash (used in) provided by financing activities	(5,135)	118,083
Net (decrease) increase in cash and cash equivalents	(75)	100,846
Cash and cash equivalents at beginning of period	107,704	82,253
Cash and cash equivalents at end of period	$107,629	$183,099
Non-cash operating, investing and financing activities
Right-of-use asset obtained in exchange for operating lease obligation	433	—
Purchases of property and equipment in accounts payable and accrued expenses	264	2,126
Public offering costs in accounts payable and accrued expenses	—	418
Supplemental disclosures of cash flow information
Cash paid for interest	5,259	5,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Overview and Nature of the Business

Flexion Therapeutics, Inc. (“Flexion” or the “Company”) was incorporated under the laws of the state of Delaware on November 5, 2007. Flexion is a biopharmaceutical company focused on the discovery, development, and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, or OA, the most common form of arthritis. The Company has an approved product, ZILRETTA®, which it markets in the United States. ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA knee pain. ZILRETTA is a non-opioid therapy that employs Flexion’s proprietary microsphere technology to provide pain relief. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA met the primary endpoint of pain reduction at Week 12, with statistically significant pain relief extending through Week 16. The Company also has two pipeline programs focused on the local treatment of musculoskeletal conditions: FX201, an investigational IA gene therapy product candidate in clinical development for the treatment of OA, and FX301, a locally administered peripheral nerve block product candidate in clinical development for the control of post-operative pain.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. Successfully commercializing ZILRETTA requires significant sales and marketing efforts and the Company’s pipeline programs will require significant additional research and development efforts, including extensive preclinical and clinical testing. These activities will in turn require significant amounts of capital, qualified personnel, and adequate infrastructure. There can be no assurance as to when, if ever, the Company will generate sales of ZILRETTA that are significant enough to achieve profitability or if the development efforts supporting the Company’s pipeline, including future clinical trials, will be successful.

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of June 30, 2021, the Company had cash, cash equivalents, and marketable securities of approximately $131.2 million.

Management believes that current cash, cash equivalents, and marketable securities on hand at June 30, 2021 will be sufficient to fund operations and debt obligations for at least the next 12 months from the issuance date of these financial statements. The Company currently expects to be able to maintain the liquidity threshold in the amended and restated credit agreement described in Note 9 for at least 12 months following the issuance of these financial statements. As a result, the revenue covenant under the amended and restated credit and security agreement is not expected to be applicable through 12 months from the issuance of the financial statements. As of June 30, 2021, the Company was in compliance with all financial covenants under the amended and restated credit and security agreement.

The Company’s operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has caused significant volatility and uncertainty, which could result in a prolonged economic downturn that has disrupted and is expected to continue to disrupt the Company’s business. While there have been no material asset impairments recorded to date, any prolonged material future disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors, or to the operations of physicians that administer ZILRETTA could negatively impact the Company’s operations, availability of supplies, carrying value of assets, operating results, or cash flows.

The future viability of the Company is dependent on its ability to fund its operations through sales of ZILRETTA, and/or raising additional capital, such as through debt or equity offerings, as needed. If the Company is unable to grow sales of ZILRETTA in future periods, it is possible that the Company may not maintain compliance with the revenue covenant, in the event it applies, in future periods. As a result, the Company could be required to repay its outstanding borrowings under the term loan and revolving credit facility and would seek additional financing. The Company may not be able to obtain financing on acceptable terms, or at all. In particular, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly, and more dilutive. If the Company is unable to obtain funding on a timely basis, the Company may need to curtail its operations, including the commercialization of ZILRETTA, and/or reduce the scope of, or delay certain research and development activities, including the FX201 or FX301 programs, which could adversely affect its prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (“GAAP”) for consolidated financial information including the accounts of the Company and its wholly owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2021.

The information presented in the condensed consolidated financial statements and related notes as of June 30, 2021, and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020, is unaudited. The December 31, 2020, condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any future period.

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

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly owned subsidiary, Flexion Therapeutics Securities Corporation. The Company has eliminated all intercompany transactions for the three and six months ended June 30, 2021, and the year ended December 31, 2020.

Revenue Recognition

On October 6, 2017, the U.S. Food and Drug Administration (“FDA”) approved ZILRETTA. The Company entered into a limited number of arrangements with specialty distributors and a specialty pharmacy in the U.S. to distribute ZILRETTA. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to be entitled to in exchange for those goods or services.

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

Product Revenue, Net

The Company primarily sells ZILRETTA to specialty distributors and a specialty pharmacy, who then subsequently resell ZILRETTA to physicians, clinics, and certain medical centers or hospitals. The Company also contracts directly with healthcare providers and intermediaries such as Group Purchasing Organizations (“GPOs”). In addition, the Company enters into arrangements with government payers that provide for government mandated rebates and chargebacks with respect to the purchase of ZILRETTA.

The Company recognizes revenue on product sales when the customer obtains control of the Company’s product, which occurs at a point in time (upon delivery to the customer). The Company has determined that the delivery of ZILRETTA to its customers constitutes a single performance obligation. There are no other promises to deliver goods or services beyond what is specified in each accepted customer order. The Company has assessed the existence of a significant financing component in the agreements with its customers. The trade payment terms with customers do not exceed one year, and therefore the Company has elected to apply the practical expedient and no amount of consideration has been allocated as a financing component. Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

Transaction Price, including Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, government chargebacks, discounts and rebates, and other incentives, such as voluntary patient assistance, and other fee-for-service amounts that are detailed within contracts between the Company and its customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s original estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Service Fees and Allowances

The Company compensates its customers and GPOs for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through June 30, 2021, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.

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

Government Rebates

The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates its exposure to utilization from the Medicare Part D coverage gap discount program to be immaterial. For Medicaid programs, the Company estimates the portion of sales attributed to Medicaid patients and records a liability for the rebates to be paid to the respective state Medicaid programs. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but that remains in the distribution channel inventories at the end of each reporting period.

Purchaser/Provider Discounts and Rebates

The Company offers rebates to eligible purchasers and healthcare providers that are variable based on volume of product purchased. Rebates are based on actual purchase levels during the rebate purchase period. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Other Incentives

Other incentives that the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

To date, the Company’s only source of product revenue has been from the U.S. sales of ZILRETTA, which it began shipping to customers in October 2017.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2021 and 2020:

(In thousands)	Service Fees, Allowances and Chargebacks	Government Rebates and Other Incentives	Product Returns	Purchaser/ Provider Discounts and Rebates	Total
Balance as of December 31, 2020	$1,733	$530	$628	$1,832	$4,723
Provision related to sales in the current quarter	2,188	383	151	2,703	5,425
Credits and payments made	(1,969)	(266)	(9)	(1,832)	(4,076)
Adjustments related to prior period sales	—	—	(111)	—	(111)
Balance as of March 31, 2021	1,952	647	659	2,703	5,961
Provision related to sales in the current quarter	2,682	424	179	3,100	6,385
Credits and payments made	(2,527)	(311)	(86)	(2,711)	(5,635)
Adjustments related to prior period sales	(10)	—	—	—	(10)
Balance as of June 30, 2021	$2,097	$760	$752	$3,092	$6,701

Balance as of December 31, 2019	$1,847	$248	$402	$1,656	$4,153
Provision related to sales in the current quarter	1,590	254	114	526	2,484
Credits and payments made	(1,852)	(199)	(10)	(1,656)	(3,717)
Adjustments related to prior period sales	—	95	—	—	95
Balance as of March 31, 2020	1,585	398	506	526	3,015
Provision related to sales in the current quarter	1,417	133	98	892	2,540
Credits and payments made	(1,172)	(262)	(1)	(528)	(1,963)
Adjustments related to prior period sales	—	90		2	92
Balance as of June 30, 2020	$1,830	$359	$603	$892	$3,684

License Agreement – On March 30, 2020, the Company entered into an exclusive license agreement with Hong Kong Tainuo Pharma Ltd. (“HK Tainuo”) and Jiangsu Tainuo Pharmaceutical Co. Ltd. (“Jiangsu Tainuo”), a subsidiary of China Shijiazhuang Pharmaceutical Co, Ltd., for the development and commercialization (other than manufacturing) of ZILRETTA in Greater China (consisting of mainland China, Hong Kong and Macau, and Taiwan). Under the terms of the agreement, HK Tainuo paid the Company an upfront payment of $10.0 million, of which $5.0 million was received as of June 30, 2020, and the remaining $5.0 million was received as of September 30, 2020. The Company is also eligible to receive up to $32.5 million in aggregate development, regulatory, and commercial sales milestone payments. All payments received from HK Tainuo are subject to applicable Hong Kong withholding taxes. HK Tainuo is responsible for the clinical development, product registration, and commercialization of ZILRETTA in Greater China, and Jiangsu Tainuo serves as the guarantor of HK Tainuo’s obligations and responsibilities under the agreement. The Company is solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license agreement, will be covered by a separate supply agreement, which has not yet been finalized. All amounts owed to the Company are nonrefundable and non-creditable once paid. Unless terminated earlier in accordance with its terms, the license agreement continues in effect in perpetuity or as long as HK Tainuo or Jiangsu Tainuo continue to sell ZILRETTA in Greater China. Either party may terminate the agreement prior to expiration in the event of a material breach if not cured within 60 days from the date of notice of such breach (30 days in the case of payment obligations), or either party files for bankruptcy. The Company also has the right to terminate the agreement if HK Tainuo, Jiangsu Tainuo, or any affiliate of each commences any action or proceeding that challenges the validity, enforceability, or scope of any Company patent in Greater China. Upon any such termination, the license granted to HK Tainuo will terminate and all know-how and patents will revert back to the Company. The Company concluded that the license and supply obligations were not distinct performance obligations, and therefore the transaction price will be recognized as revenue as the Company’s supply obligation is fulfilled over the term of the supply agreement, which has not yet commenced. No revenue was recognized associated with this contract as of June 30, 2021. The proceeds associated with the upfront payment have been recorded in short-term deferred revenue on the Company’s condensed consolidated balance sheet as of June 30, 2021, as there is uncertainty around the timing of when the revenue will be recognized. The Company will re-evaluate the classification of deferred revenue when the supply agreement is finalized.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The most significant estimates in these condensed consolidated financial statements include estimates related to revenue recognition and accrued expenses related to preclinical and clinical development costs. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, and financial condition, including sales, expenses, reserves and allowances, clinical trials, research and development expenses, and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national, and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements, and there may be changes to those estimates in future periods.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2021 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$90,169	$—	$—	$90,169
Marketable securities	—	23,620	—	23,620
	$90,169	$23,620	$—	$113,789

	Fair Value Measurements as of December 31, 2020 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$79,148	$6,832	$—	$85,980
Marketable securities	—	67,576	—	67,576
	$79,148	$74,408	$—	$153,556

As of June 30, 2021 and December 31, 2020, the Company’s cash equivalents that are invested in money market funds are valued using Level 1 inputs based on quoted prices for identical securities in active markets. The Company’s marketable securities are valued using Level 2 inputs and primarily rely on quoted prices in active markets for similar marketable securities. Amortization and accretion of discounts and premiums are recorded in other income.

As of June 30, 2021, the Company has a term loan outstanding under its 2019 credit facility with Silicon Valley Bank as agent, MidCap Financial Trust, and Flexpoint MCLS Holdings, LLC (the “2019 term loan”), as well as a revolving credit facility. The amount outstanding on the 2019 term loan is reported at its carrying value in the accompanying balance sheet as of June 30, 2021. The Company determined the fair value of the 2019 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2019 term loan was valued using Level 2 inputs as of June 30, 2021. The result of the calculation yielded a fair value that approximates its carrying value. The Company also concluded that the carrying value of the revolving credit facility approximates fair value because of the short-term maturity of this debt instrument.

On May 2, 2017, the Company issued 3.375% convertible senior notes due 2024 (the “2024 Convertible Notes”) with embedded conversion features. The Company estimated the fair value of the 2024 Convertible Notes using a discounted cash flow approach to derive the value of a debt instrument using the expected cash flows and the estimated yield related to the convertible notes. The significant assumptions used in estimating the expected cash flows were: the estimated market yield based on an implied yield and credit quality analysis of a term loan with similar attributes and the average implied volatility of the Company’s traded and quoted options available as of May 2, 2017. The Company recorded approximately $136.7 million as the fair value of the liability on May 2, 2017, with a corresponding amount recorded as a discount on the initial issuance of the 2024 Convertible Notes of approximately

$64.5 million. The debt discount was recorded to equity and is being amortized to the debt liability over the life of the 2024 Convertible Notes using the effective interest method.

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price, and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading. The market for trading of the 2024 Convertible Notes is not considered to be an active market, and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $183.9 million at June 30, 2021.

4. Marketable Securities

As of June 30, 2021 and December 31, 2020, the fair value of available-for-sale marketable securities by type of security was as follows:

	June 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$6,397	$—	$—	$6,397
Corporate bonds	17,225	—	(2)	$17,223
	$23,622	$—	$(2)	$23,620

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$6,890	$—	$—	$6,890
U.S. government obligations	9,997	1	—	9,998
Corporate bonds	50,700	2	(14)	50,688
	$67,587	$3	$(14)	$67,576

As of June 30, 2021 and December 31, 2020, marketable securities consisted of $23.6 million and $67.6 million, respectively, of investments that mature within 12 months. There were no investments with maturities greater than 12 months as of June 30, 2021, and December 31, 2020. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. There were no material impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three and six months ended June 30, 2021.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2021, and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Prepaid expenses	$4,756	$4,346
Deposits	176	112
Interest receivable on marketable securities	134	246
Other	408	408
Total prepaid expenses and other current assets	$5,474	$5,112

6. Inventory

Inventory consisted of the following as of June 30, 2021, and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Raw materials	$3,573	$4,287
Work in process	4,992	4,666
Finished goods	3,736	6,441
Total inventories	$12,301	$15,394

Finished goods manufactured by the Company have a shelf life of approximately 24 months from the date of manufacture.

The Company reduces its inventory to net realizable value for potentially excess, dated, or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During the three and six months ended June 30, 2021, the Company expensed $2.1 million and $5.2 million, respectively, to cost of sales for unabsorbed manufacturing and overhead costs related to the operation of the United Kingdom facility at Patheon UK Limited. In addition, cost of sales for the three and six months ended June 30, 2021, included a charge of $0.1 million and $0.6 million, respectively, resulting from the write-down of short-dated ZILRETTA inventory that is not expected to be sold prior to expiry.

7. Property and Equipment, Net

Property and equipment, net, as of June 30, 2021, and December 31, 2020, consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Computer and office equipment	$1,215	$1,203
Manufacturing equipment	12,524	12,297
Furniture and fixtures	609	609
Software	495	495
Leasehold improvements	1,177	1,157
Construction in progress	14,956	13,924
	30,976	29,685
Less: Accumulated depreciation	(11,193)	(10,147)
Total property and equipment, net	$19,783	$19,538

Depreciation for the three and six months ended June 30, 2021, was approximately $0.5 million and $1.0 million, respectively, compared to $0.6 and $0.8 million, respectively, for the same periods in the prior year. No property and equipment was disposed of during the six months ended June 30, 2021. The Company disposed of one piece of equipment during the three months ended March 31, 2020, and recorded a loss on the disposal of $0.3 million. As of June 30, 2021, construction in progress consisted primarily of equipment purchases related to the expansion of the Company’s manufacturing capabilities at its contract manufacturer, Patheon U.K. Limited.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2021, and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Research and development	$2,267	$1,856
Payroll and other employee-related expenses	9,192	10,674
Professional services fees	2,873	2,094
Accrued interest	1,411	1,464
Product revenue reserves	4,604	2,990
Other	1,005	930
Total accrued expenses and other current liabilities	$21,352	$20,008

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

The Company granted the Lenders a security interest in substantially all of its personal property, rights, and assets, other than intellectual property, to secure the payment of all amounts owed under the amended and restated credit and security agreement. The Company agreed not to encumber any of its intellectual property without the Lenders’ prior written consent.

The amended and restated credit and security agreement contains certain representations, warranties, and covenants of the Company, including a minimum revenue covenant that will be in effect at any time the Company’s liquidity (defined as cash, cash equivalents, and marketable securities held with Silicon Valley Bank and certain accounts receivable as deemed eligible under the amended and restated credit and security agreement) is below $80.0 million. Additionally, if the Company’s liquidity is below $80.0 million, all amounts received from customer collections will be applied immediately to reduce the revolving credit facility. Beginning in May 2021, the minimum revenue covenant, if it applies, will be the greatest of (i) a conservative percentage of the year’s approved forecast, (ii) modest growth over the trailing twelve months of actual revenues, and (iii) 100% of the minimum revenue covenant amount for the preceding month.

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

The amended and restated credit and security agreement also has a material adverse event clause. If the minimum revenue covenant becomes applicable and the Company fails to comply with it, or a material adverse change as defined in the agreement occurs, the amounts due under the amended and restated credit and security agreement could be declared immediately due and payable. As of June 30, 2021, the Company was compliant with all financial covenants.

Term loan borrowings under the credit facility accrue interest monthly at a floating interest rate equal to the greater of the prime rate plus 1.5% or 6.5% per annum. Following an interest-only period of 18 months, principal is due in 36 equal monthly installments commencing February 1, 2021, and ending on the Maturity Date. Upon the Maturity Date, the Company will be obligated to pay a final payment equal to 6.75% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the straight-line method, which approximates the effective interest method. As of June 30, 2021, the carrying value of the 2019 term loan was approximately $48.7 million, of which $1.5 million is due within 12 months and $47.2 million is due in greater than 12 months. Due to the July 30, 2021, refinancing discussed in Note 13, the carrying value of the 2019 term loan, less payments made subsequent to the balance sheet date and prior to the refinancing, has been presented as long-term debt in the Company’s condensed consolidated balance sheet as of June 30, 2021.

The Company may prepay the 2019 term loan at any time by paying the outstanding principal balance, a final payment equal to 6.75% of the term loan amount, all accrued interest, and a prepayment fee of 3% of the outstanding term loan amount if repaid in the first year, 2% of the outstanding term loan amount if repaid in the second year, and 1% of the outstanding term loan amount if repaid in the third year of the loan; no prepayment fee is required thereafter.

As of June 30, 2021, annual principal and interest payments due under the term loan were as follows:

Year	Aggregate Minimum Payments (in thousands)
2021	10,605
2022	20,296
2023	19,088
2024	5,249
Thereafter	—
Total	$55,238
Less interest	(4,164)
Less unamortized portion of final payment	(2,339)
Total	$48,735

Revolving Credit Facility

Borrowings under the revolving credit facility accrue interest monthly at a floating interest rate equal to the greater of the prime rate or 5.50% per annum. In addition to paying interest on any amounts borrowed under the revolving credit facility, the Company owes an unused revolving line facility fee equal to 0.25% per annum of the average unused portion of the revolving line, multiplied by the difference between the total amount available to be borrowed (the “Revolving Commitment Amount”) and the greater of the average outstanding revolver balance and 25% of the Revolving Commitment Amount. The revolving credit facility and any related fees or interest payments became available to the Company beginning January 1, 2020, and, in February 2020, the Company drew down the $20.0 million available. On May 18, 2020, the Company repaid $15.0 million of the outstanding principal balance, and the maximum principal amount of the revolving credit facility was reduced from $20.0 million to $5.0 million.

Beginning on January 1, 2020, if the interest payment on the revolving credit facility is less than the amount of interest that would have been payable had the Company borrowed 25% of the Revolving Commitment Amount, then the Company will be required to pay the difference.

The Company may retire the revolving credit facility early, at any time, by paying the outstanding principal balance, all accrued interest, and a termination fee equal to 2% of the Revolving Commitment Amount if repaid in the first year, and 1% of the Revolving Commitment Amount if repaid in the second year; with no termination fee thereafter.

2024 Convertible Notes

On May 2, 2017, the Company issued an aggregate of $201.3 million principal amount of the 2024 Convertible Notes. The 2024 Convertible Notes have a maturity date of May 1, 2024, are unsecured, and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2017. The Company received $194.8 million for the sale of the 2024 Convertible Notes, after deducting fees and expenses of $6.5 million.

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
(2)
during the five-business-day period after any ten-consecutive-trading-day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
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

In connection with the issuance of the 2024 Convertible Notes, the Company incurred approximately $6.5 million of debt issuance costs, which primarily consisted of underwriting, legal, and other professional fees, and allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total debt issuance costs, $4.4 million was allocated to the liability component and are recorded as a reduction of the 2024 Convertible Notes in our consolidated balance sheets. The remaining $2.1 million was allocated to the equity component and is recorded as a reduction to additional paid-in capital.

Debt discount and issuance costs of $68.9 million are being amortized to interest expense over the life of the 2024 Convertible Notes using the effective interest rate method. As of June 30, 2021, the stated interest rate was 3.375%, and the effective interest rate was 9.71%. Interest expense related to the 2024 Convertible Notes for the three and six months ended June 30, 2021, was $4.1 million and $8.1 million, including $2.4 million and $4.7 million, related to amortization of the debt discount.

The table below summarizes the carrying value of the 2024 Convertible Notes as of June 30, 2021:

(in thousands)
Gross proceeds	$201,250
Portion of proceeds allocated to equity component (additional paid-in capital)	(64,541)
Debt issuance costs	(6,470)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,075
Amortization of debt discount and debt issuance costs	35,500
Carrying value 2024 Convertible Notes	$167,814

10. Stock-Based Compensation

Stock Option Valuation

The fair value of each of the Company’s stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Risk-free interest rates	1.26 - 1.28%	0.51 - 0.56%	1.12 - 1.28%	0.51 - 1.79%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	71.9 - 72.2%	70.3 - 72.3%	71.9 - 72.4%	65.4 - 72.3%

The following table summarizes stock option activity for the six months ended June 30, 2021:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2020	4,592	$17.77
Granted	350	9.55
Exercised	(43)	3.40
Cancelled	(522)	18.42
Outstanding as of June 30, 2021	4,377	$17.18
Options vested and expected to vest at June 30, 2021	4,377	$17.18
Options exercisable at June 30, 2021	3,480	$18.12

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. Options to purchase a total of 42,682 shares of the Company’s common stock, with an aggregate intrinsic value of approximately $386,138, were exercised during the six months ended June 30, 2021.

At June 30, 2021 and 2020, there were options for the purchase of 4,376,841 and 4,926,718 shares of the Company’s common stock outstanding, respectively, with a weighted average remaining contractual term of 5.9 years and 6.7 years, respectively, and with a weighted average exercise price of $17.18 and $17.75 per share, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2021 and 2020, was $6.09 and $8.94 per share, respectively.

Restricted Stock Units

During the six months ended June 30, 2021, the Company awarded 1,097,555 restricted stock units (“RSUs”) to employees at a weighted average grant date fair value of $9.73 per share. The majority of the RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee’s continued employment with, or services to, the Company on each vesting date. Compensation expense is recognized on a straight-line basis.

Included in the 2021 RSU awards was a grant of 106,100 RSUs to the Company’s chief executive officer. These RSUs have two performance conditions relating to achieving a certain revenue threshold for the year ending December 31, 2021, as well as progressing at least one of the Company’s current pipeline assets. The number of shares ultimately eligible for vesting under the RSU award will depend upon the degree to which the performance conditions are achieved. The maximum number of shares that are eligible for vesting under the award is 159,150, which would be earned based on 150% achievement of the performance conditions. The portion of the RSUs eligible for vesting will vest in four substantially equal installments starting in 2022 upon confirmation of such performance metrics being achieved and thereafter on January 1 of the subsequent three years so that all of such shares will have vested on January 1, 2025, subject to the employee’s continued employment with, or services to, the Company on each vesting date. As of June 30, 2021, the Company concluded that it was not probable that either performance condition would be met. Therefore, no expense has been recognized for these awards during the three and six months ended June 30, 2021.

The following table summarizes the RSU activity for the six months ended June 30, 2021:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2020	2,193	$14.15
Granted	1,098	9.73
Vested/Released	(419)	15.22
Cancelled	(434)	13.44
Nonvested Balance as of June 30, 2021	2,438	$12.10

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs and shares purchased under the Employee Stock Purchase Plan for the three and six months ended June 30, 2021 and 2020, as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Research and development	$1,024	$1,087	$2,303	$3,289
Selling, general and administrative	2,951	2,700	6,312	5,149
Total	$3,975	$3,787	$8,615	$8,438

As of June 30, 2021, unrecognized stock-based compensation expense for stock options outstanding was approximately $7.2 million, which is expected to be recognized over a weighted average period of 2.3 years. As of June 30, 2021, unrecognized stock-based compensation expense for RSUs outstanding was $23.3 million, which is expected to be recognized over a weighted average period of 2.4 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(22,208)	$(32,619)	$(50,764)	$(69,421)
Net loss:	$(22,208)	$(32,619)	$(50,764)	$(69,421)
Denominator:
Weighted average common shares outstanding, basic and diluted	49,968	42,776	49,905	40,664
Net loss per share, basic and diluted	$(0.44)	$(0.76)	$(1.02)	$(1.71)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Shares issuable upon conversion of the 2024 Convertible Notes	7,515	7,515	7,515	7,515
Stock options	4,401	4,987	4,530	4,925
Restricted stock units	2,618	1,479	2,376	1,196
Total	14,534	13,981	14,421	13,636

12. Commitments and Contingencies

Operating Leases

Burlington Lease

In May 2013, the Company entered into a lease for office space in Burlington, Massachusetts (the “Lease”), for an initial term of 42 months. In June 2019, the Company amended the Lease to add additional square feet of office space and extend the term of the Lease through April 30, 2025 (the “Amended Lease”). As a result of the Amended Lease, the total rentable floor area is 41,873 square feet. Starting in August 2019, the Company’s minimum monthly lease payment is approximately $108,000, which increases over the term of the Amended Lease. In addition to the base rent for the office space, the Company is responsible for its share of operating expenses and real estate taxes.

The straight-line lease cost for the Amended Lease (including the expense relating to the original Lease) for the three and six months ended June 30, 2021, amounted to $0.5 million and $0.9 million, respectively, compared to $0.4 million and $0.9 million, respectively, for the same periods in the prior year, and was included in operating expenses. As of June 30, 2021, the remaining lease term on the Amended Lease was 3.8 years, which includes the 18-month extension resulting from the amendment signed in June 2019.

Woburn Lease

In February 2017, the Company entered into a five-year lease for laboratory space located in Woburn, Massachusetts, with a monthly lease payment of approximately $15,000, which increases over the term of the lease, plus a share of operating expenses. The straight-line lease cost for the Woburn lease amounted to $46,000 and $92,000 for each of the three and six months ended June 30, 2021 and 2020, respectively, and was included in operating expenses.

In June 2021, the Company amended the Woburn lease to extend the term of the lease through February 29, 2024. Starting in March 2022, the Company’s minimum monthly lease payment will be approximately $20,400, which increases over the term of the amended lease. The Company accounted for the amended lease as a modification that is not a separate contract from the original lease, as the amended lease does not contain any additional rights, and recorded an incremental right-of-use asset and lease liability of $0.4 million, which represents the present value of the lease payments over the remaining lease term of 2.7 years, discounted at 8.4%. As of June 30, 2021, the remaining lease term on the Woburn lease, as amended, was 2.7 years.

Manufacturing and Supply Agreement with Patheon UK Limited

In July 2015, the Company and Patheon UK Limited (“Patheon”) entered into a Manufacturing and Supply Agreement (the “Manufacturing Agreement”) and a Technical Transfer and Service Agreement (the “Technical Transfer Agreement”) for the manufacture of ZILRETTA.

Patheon agreed in the Technical Transfer Agreement to undertake certain transfer activities and construction services needed to prepare Patheon’s United Kingdom facility for the commercial manufacture of ZILRETTA in dedicated manufacturing suites. The Company provided Patheon with certain equipment and materials necessary to manufacture ZILRETTA and pays Patheon a monthly fee for such activities and reimburses Patheon for certain material, equipment, and miscellaneous expenses and additional services.

The initial term of the Manufacturing Agreement is 10 years from approval by the FDA of the Patheon manufacturing suites for ZILRETTA, or until October 6, 2027. The Company pays a monthly base fee to Patheon for the operation of the manufacturing suites and a per product fee for each vial based upon a forecast of commercial demand. The Company also reimburses Patheon for purchases of materials and equipment made on its behalf, certain nominal expenses, and additional services. The Manufacturing Agreement will remain in full effect unless and until it expires or is terminated. Upon termination of the Manufacturing Agreement (other than termination by Flexion in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), Flexion will be obligated to pay for the costs incurred by Patheon associated with the removal of Flexion’s manufacturing equipment and for Patheon’s termination costs up to a capped amount.

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

In April 2020, the Company entered into a side letter amending the Manufacturing Agreement with Patheon pursuant to which the parties agreed that the Company would continue to pay the monthly base fee for maintaining the manufacturing suites, but minimum purchase obligations would be cancelled for 2020 as the Company temporarily suspended manufacturing activities for ZILRETTA due to COVID-19. The amendment did not change the amount of fixed consideration owed to Patheon over the life of the contract, nor did it grant the Company any additional rights of use. As such, there was no change in the accounting for the embedded lease as a result of this amendment. The Company restarted manufacturing activities at Patheon in the fourth quarter of 2020.

As of June 30, 2021, the remaining lease term on the Patheon lease was 6.3 years. The straight-line lease cost for the three and six months ended June 30, 2021, amounted to $62,000 and $124,000, respectively, compared to $55,000 and $113,000, respectively, for the same periods in the prior year, and is included in inventory as part of manufacturing overhead.

The components of lease expense and related cash flows were as follows:

(In thousands)	For the three months ended June 30,		For the six months ended June 30,
Operating lease cost	2021	2020	2021	2020
Operating lease cost included in operating expenses	$514	$514	$1,027	$1,027
Operating lease cost included in inventory	62	55	124	113
Total operating lease cost	576	569	1,151	1,140

Operating cash flows from operating leases	809	739	1,595	1,557

Maturities of lease liability due under these lease agreements as of June 30, 2021, were as follows:

Year	Operating Lease Obligations (In thousands)
2021	1,027
2022	2,093
2023	2,148
2024	1,981
2025	816
Thereafter	433
Present value of imputed interest	(2,211)
Total	$6,287

Other Commitments and Contingencies

Evonik Supply Agreement

In November 2016, the Company entered into a Supply Agreement with Evonik Corporation (“Evonik”) for the purchase of PLGA, which is used in the manufacturing of clinical and commercial supply of ZILRETTA. Pursuant to the Supply Agreement, Flexion is obligated to submit rolling monthly forecasts to Evonik for PLGA supply, a portion of which will constitute binding orders. In addition, Flexion agreed to certain minimum purchase requirements, which do not apply (i) during periods in which Evonik is in material breach of the Supply Agreement or is unable to perform its obligations due to a force majeure event, (ii) with respect to orders that Evonik is unable to supply in excess of binding orders, (iii) for orders Evonik is unable to timely deliver or does not deliver conforming product and provides a credit for such order, or (iv) during an uncured material quality failure by Evonik. Flexion agreed to purchase PLGA batches at a specified price per gram in U.S. dollars, subject to adjustment from time to time, including due to changes in price indices and in the event the initial term of the Supply Agreement was extended. The initial term of the agreement was five years, commencing in July 2016. In May 2021, the Company entered into an amendment to the Supply Agreement that became effective on June 30, 2021. The total term of the Supply Agreement, as amended, is eight years. Upon termination of the Supply Agreement (other than termination due to the bankruptcy of either Evonik or Flexion), Flexion is obligated to pay the costs associated with the binding supply forecast provided to Evonik.

FX201-Related Agreements

In December 2017, the Company entered into a definitive agreement with GeneQuine Biotherapeutics GmbH (“GeneQuine”) to acquire the global rights to FX201. As part of the asset purchase transaction, the Company made an upfront payment to GeneQuine of $2.0 million. The upfront fee was attributed to the intellectual property acquired and recognized as research and development expense in December 2017 as the FX201 rights had not been commercially approved and had no alternative future use. In 2018, the Company paid GeneQuine $750,000 for initiating a GLP toxicology study of FX201. In addition, the Company paid GeneQuine $750,000 in November 2019 following the FDA acceptance of the Investigational New Drug (“IND”) application for FX201. The next milestone of $2.5 million was achieved in March 2020, when the first patient was treated in the Phase 1 clinical trial. The Company may also be required to make additional milestone payments during the development of FX201, including up to $4.5 million for the initiation of a Phase 2 proof of concept (“PoC”) clinical trial and, following successful PoC, up to an additional $51.5 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination. Milestone payments earned prior to regulatory approval of FX201 are recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned upon regulatory approval would be recognized as an intangible asset and amortized to expense over its estimated life. As of June 30, 2021, no other milestones under the arrangement were probable of being achieved. As part of the transaction, the Company became the direct licensee of certain underlying Baylor College of Medicine (“Baylor”) patents and other proprietary rights related to FX201 for human applications. The Baylor license agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201. The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires the Company to use reasonable efforts to develop FX201 according to timelines set out in the license agreement. In December 2017, the Company also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of preclinical and initial clinical supplies of FX201. In addition, in February 2020 the Company entered into a manufacturing agreement with another vendor for clinical trial supply of FX201 through Phase 3 clinical trials.

FX301-Related Agreements

In September 2019, the Company entered into a definitive agreement with Xenon Pharmaceuticals, Inc. (“Xenon”) that provides the Company with the global rights to develop and commercialize XEN402, Xenon’s NaV1.7 inhibitor known as funapide, formulated for extended release with a novel, Flexion proprietary thermosensitive hydrogel under the Company’s preclinical program known as FX301. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination. As part of the asset purchase transaction, the Company made an upfront payment to Xenon of $3.0 million. The upfront fee was attributed to the intellectual property acquired and was recognized as research and development expense in September 2019 as the FX301 product candidate had not been commercially approved and had no alternative future use. The next milestone of $0.5 million was achieved following the commencement of the GLP toxicology study. This milestone was recognized as research and development expense in the first quarter of 2020. The Company also paid $1.0 million when the IND was cleared by FDA in February 2021 and $2.0 million upon the initiation of the Phase 1b clinical trial in March 2021. These milestones were recognized as research and development expenses in the first quarter of 2021. The Company may also be required to make additional milestone payments during the development of FX301, including up to $5.0 million through initiation of a Phase 2 PoC clinical trial and, following successful PoC, up to $40.8 million in development and global regulatory approval milestone payments and up to an additional $75.0 million in sales-related milestone payments. Future milestone payments earned prior to regulatory approval of FX301 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned subsequent to regulatory approval would be recognized as an intangible asset and amortized to expense over the estimated life of FX301. As of June 30, 2021, no other milestones under the arrangement were probable of being achieved. As part of the transaction, the Company became the direct licensee of certain underlying Xenon patents and other proprietary rights related to XEN402 for human applications. The Xenon agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patents directly related to XEN402, with a similar royalty-free license to other Xenon proprietary rights directly related to XEN402. The agreement with Xenon includes a tiered royalty ranging from mid-single digits to low double digits that is based on aggregate annual net sales of FX301 and requires the Company to use reasonable efforts to develop FX301 according to timelines set out in the agreement.

13. Subsequent Events

On July 30, 2021, the Company entered into a second amendment (the “2021 Amended Credit Agreement”) to its amended and restated credit and security agreement (the “Existing Credit Agreement”) with Silicon Valley Bank, as agent and lender, MidCap Financial Trust, MidCap Funding XIII Trust, and the other lenders from time to time party thereto (collectively, the “Lenders”), providing for a term loan facility of up to $75.0 million, with $55.0 million available at closing and an additional $20.0 million (the “second tranche”) available upon positive Phase 1 clinical trial data in either of the Company’s two pipeline programs, FX201 and FX301, sufficient to initiate a Phase 2 clinical study, and a revolving credit facility of up to $25.0 million, both of which mature on February 1, 2024, which may be extended to July 1, 2026, upon satisfaction of certain specified conditions set forth in the 2021 Amended Credit Agreement (the “Maturity Date”). The Company concurrently borrowed the $55.0 million term loan (the “2021 term loan”), simultaneously used $48.1 million of the proceeds to repay the outstanding term loan under the Existing Credit Agreement, and drew down $20.0 million from the revolving credit facility, bringing the total revolver balance to $25.0 million.

The 2021 Amended Credit Agreement contains certain representations, warranties, and covenants, including a minimum revenue covenant that will be in effect at any time the Company’s liquidity (defined as cash, cash equivalents and marketable securities held with Silicon Valley Bank and certain accounts receivable as deemed eligible under the 2021 Amended Credit Agreement) is below $100.0 million (if the second tranche is undrawn) or $120.0 million (if the second tranche is drawn). Additionally, if the Company’s liquidity is below $100.0 million, all amounts received from customer collections will be applied immediately to reduce the revolving credit facility. The minimum revenue covenant, if it applies in the future, is applied to the trailing six-months of net revenue and is determined based on the Company’s approved forecast, as determined by the Lenders.

The applicable interest rate under the 2021 Amended Credit Agreement is (a) with respect to the term loan, the greater of (i) the prime rate published by the Wall Street Journal (“Prime Rate”) plus 2.75% or (ii) 6.00%, and (b) with respect to the revolving loan is the greater of (i) the Prime Rate plus 1.75% or (ii) 5.00%. Under the term loan credit facility, following an interest-only period ending on August 1, 2023 (if the second tranche is undrawn), or August 1, 2024 (if the second tranche is drawn), principal is due in equal monthly installments through the Maturity Date. The Company may prepay the term loan at any time by paying the outstanding principal balance, a final payment equal to 4.75% of the term loan amount, all accrued interest, and a prepayment fee of 3% of the outstanding term loan amount if repaid in the first year, 2% of the outstanding term loan amount if repaid in the second year, and 1% of the outstanding term loan amount if repaid in the third year of the loan; no prepayment fee is required thereafter.

The Company granted the Lenders a security interest in substantially all of its personal property, rights, and assets, other than intellectual property, to secure the payment of all amounts owed under the 2021 Amended Credit Agreement. The Company also agreed not to encumber any of its intellectual property without the Lenders’ prior written consent.

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

Overview

We are a biopharmaceutical company focused on the discovery, development, and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, the most common form of arthritis, referred to as OA.

On October 6, 2017, the U.S. Food and Drug Administration (“FDA”), approved our product, ZILRETTA, for marketing in the United States. ZILRETTA is the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA related knee pain. ZILRETTA is a non-opioid therapy that employs our proprietary microsphere technology to provide pain relief. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA met the primary endpoint of pain reduction at Week 12, with statistically significant pain relief extending through Week 16.

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

We were incorporated in Delaware in November 2007, and, to date, we have devoted substantially all of our resources to developing our product candidates, including conducting clinical trials with our product candidates, preparing for and undertaking the commercialization of ZILRETTA, providing general and administrative support for these operations, and protecting our intellectual property. From our inception through June 30, 2021, we have funded our operations primarily through the sale of our common stock, convertible preferred stock, and convertible debt, as well as debt financing. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

Financing Transaction

On November 4, 2020, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Goldman Sachs & Co. LLC and Credit Suisse Securities (USA) LLC (collectively, the “Managers”) relating to the issuance and sale from time to time of up to $100,000,000 of shares of our common stock. Under the terms of the Distribution Agreement, we will pay the Managers a commission of up to 3% of the gross sales price of any shares sold. As of June 30, 2021, 134,048 shares have been sold under the Distribution Agreement, for total net proceeds of $1.7 million.

Impact of the Coronavirus Global Pandemic (“COVID-19”)

In December 2019, a novel strain of coronavirus, which causes the COVID-19 disease, was first reported in Wuhan, China and has since become a global pandemic. COVID-19 has presented a substantial public health and economic challenge around the world and has affected our employees, patients, communities, and business operations, as well as the U.S. economy and financial markets. We believe the impact of COVID-19 on healthcare providers is lessening, and, based on recent surveys, orthopedic practices report that patient flows have returned to approximately 90% of their pre-COVID levels.

While we are encouraged by the growth of ZILRETTA purchases by healthcare providers in the second quarter of 2021, the future impact of COVID-19, including the Delta variant of the virus, on our business remains uncertain and unpredictable.

Q2 2021 Commercial Metrics

Historically, we have provided commercial metrics presenting a cumulative view of ZILRETTA utilization spanning back to the product launch in late 2017. In May 2021, we introduced updated metrics to provide more relevant insights and visibility into the commercial performance of ZILRETTA on a quarterly basis. Net sales in the second quarter were $28.2 million, representing growth of 15% over the first quarter net sales of $24.6 million. Total demand for ZILRETTA by healthcare providers in the second quarter (56,798 units) grew by 7% over the first quarter of 2021 (53,089 units). In the second quarter, 2,105 accounts purchased ZILRETTA as compared to 2,044 accounts in Q1 2021. Of the accounts that purchased ZILRETTA in Q2 2021, 90% purchased product in a prior quarter and approximately 42% of ZILRETTA purchases came from accounts purchasing more than 100 units.

Pipeline Updates

ZILRETTA/FX006 (triamcinolone acetonide extended-release injectable suspension) - IA treatment for OA

ZILRETTA is the first and only extended-release IA therapy for patients confronting OA-related knee pain, and we believe that ZILRETTA’s extended-release profile may also provide effective treatment for OA pain in other large joints, including the shoulder. We intend to initiate a registration trial investigating ZILRETTA in shoulder OA in 2021.

FX201 (humantakinogene hadenovec) – Locally Administered Gene Therapy for the Treatment of OA

FX201 is our novel, clinical stage, investigational IA gene therapy product candidate, which is designed to induce the production of interleukin-1 receptor antagonist (“IL-1Ra”), an anti-inflammatory protein. Preclinical data suggest that, following injection of FX201, its genetic material is incorporated into local cells and IL-1Ra is expressed in response to inflammation in the joint tissues. Inflammation is a known cause of pain, and chronic inflammation is thought to play a major role in the progression of OA. By persistently suppressing inflammation, we believe that FX201 has the potential to both reduce pain and possibly modify disease progression. We acquired the rights to FX201 via a definitive agreement with GeneQuine Biotherapeutics GmbH, or GeneQuine, and have an exclusive license to the underlying intellectual property rights for human use of FX201 from Baylor College of Medicine in Houston, Texas. In May 2019, the U.S. Patent and Trademark Office issued patent number 10,301,647, which covers the composition of matter and method of use of FX201 in the treatment of OA with a term through January 2033.

In March 2020, we initiated a Phase 1 single ascending dose (“SAD”) study to evaluate the safety and tolerability of FX201 in patients with painful OA of the knee. The multicenter, open-label study is evaluating three doses (low, mid and high dose) of FX201 in cohorts of five to eight patients. In addition, in the first quarter of 2021, we expanded the trial to include up to 20 additional patients in both the low and mid dose treatment groups.

In June 2021, the SAD phase of the study was fully enrolled, and, as of August 1, 40 patients had been treated across all cohorts including the expansion groups. The most commonly observed treatment-related adverse events (“AEs”) observed in the trial have been pain, swelling, and effusion, and, in the second quarter, we made the strategic decision to investigate pretreatment with an intra-articularly administered immediate-release steroid prior to FX201 administration as a means to mitigate potential AEs. We expect to treat up to 38 patients with a pretreatment regimen. Additional data readouts are anticipated by the end of 2021, including the interrogation of synovial fluid from patients to assess biological activity of FX201 locally in the joint and potential correlation with clinical endpoints over time.

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

These data formed the basis of our IND application for FX301, which the FDA cleared in February 2021. In March 2021, we announced the treatment of the first patient in a Phase 1b proof-of-concept trial evaluating the safety and tolerability of FX301 administered as a single-dose, popliteal fossa block (a commonly used nerve block in foot and ankle-related surgeries) in patients undergoing bunionectomy. The Phase 1b randomized, double-blind, placebo-controlled study will be conducted in two parts beginning with a SAD portion, which will investigate FX301 at low and high doses of funapide administered at two volumes in four cohorts of patients undergoing bunionectomy. A total of 48 patients (12 patients per cohort), were randomized to receive either FX301 or placebo. A Safety Monitoring Committee will review data from each dose cohort before the study escalates into higher doses. In July 2021, we fully enrolled the SAD portion of the trial. The data from the SAD portion of the trial will be reviewed, and a decision made regarding expanding a selected dose and volume cohort by another 36 patients. This would support broader understanding of the safety and efficacy in that cohort. Results from this trial could potentially be available in late 2021.

Financial Overview

Revenue

Product Revenue

Net product sales consist of sales of ZILRETTA, which was approved by the FDA on October 6, 2017, and launched in the United States in October 2017. We had not generated any revenue prior to the launch of ZILRETTA.

License Revenue

On March 30, 2020, we entered into an exclusive license agreement with HK Tainuo and Jiangsu Tainuo, a subsidiary of China Shijiazhuang Pharmaceutical Co, Ltd., for the development and commercialization of ZILRETTA in Greater China (consisting of mainland China, Hong Kong and Macau, and Taiwan). Under the terms of the agreement, HK Tainuo paid us an upfront payment of $10.0 million, of which $5.0 million was received as of June 30, 2020, and the remaining $5.0 million was received as of September 30, 2020. We are also eligible to receive up to $32.5 million in aggregate development, regulatory, and commercial sales milestone payments. All payments received from HK Tainuo are subject to applicable Hong Kong withholding taxes. HK Tainuo is responsible for the clinical development, product registration, and commercialization of ZILRETTA in Greater China, and Jiangsu Tainuo serves as the guarantor of HK Tainuo’s obligations and responsibilities under the agreement. We are solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license agreement, will be covered by a separate supply agreement. All amounts owed to us are nonrefundable and non-creditable once paid. We concluded that the license and supply obligations were not distinct performance obligations, and therefore the transaction price will be recognized as revenue as our supply obligation is fulfilled over the term of the supply agreement, which has not yet commenced. No revenue was recognized associated with this contract as of June 30, 2021.

Cost of Sales

Cost of sales consists of third-party manufacturing costs, freight, and indirect overhead costs associated with sales of ZILRETTA. Cost of sales also includes period costs related to certain inventory manufacturing services, inventory adjustment charges, and unabsorbed manufacturing and overhead costs, as well as any write-offs of inventory that fails to meet specifications or is otherwise no longer suitable for commercial manufacture.

Research and Development Expenses

Our research and development activities include: preclinical studies, clinical trials, and chemistry, manufacturing, and controls, or CMC, activities. Our research and development expenses consist primarily of:

•
expenses incurred under agreements with consultants, contract research organizations (“CROs”), and investigative sites that conduct our preclinical studies and clinical trials;
•
costs of acquiring, developing, and manufacturing clinical trial materials;
•
personnel costs, including salaries, benefits, stock-based compensation, and travel expenses for employees engaged in scientific research and development functions;
•
costs related to compliance with certain regulatory requirements;
•
expenses related to the in-license of certain technologies; and
•
allocated expenses for rent and maintenance of facilities, insurance, and other general overhead.

We expense research and development expenses as incurred. Our direct research and development expenses consist primarily of external-based costs, such as fees paid to investigators, consultants, investigative sites, CROs, and companies that manufacture our clinical trial materials and potential future commercial supplies and are tracked on a program-by-program basis. We do not allocate personnel costs, facilities, or other indirect expenses to specific research and development programs. These indirect expenses are included within the amounts designated as “Personnel and other costs” in the Results of Operations section below. Inventory acquired prior to receipt of the marketing approval of a product candidate is recorded as research and development expense as incurred.

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

We cannot determine with certainty the duration of and completion costs associated with ongoing and future clinical trials or the associated regulatory approval process, post-marketing development of ZILRETTA, or development of any product candidates in our pipeline. The duration, costs, and timing associated with the further development of ZILRETTA or the development of other product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials. As a result of these uncertainties, we are currently unable to estimate with any precision our future research and development expenses for expanded indications for ZILRETTA or the product candidates in our pipeline.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, sales commissions, related benefits, travel expenses, and stock-based compensation of our executive, finance, business development, commercial, information technology, legal, and human resources functions. Other selling, general and administrative expenses include an allocation of facility-related costs, patent filing expenses, and professional fees for legal, consulting, auditing, and tax services.

We anticipate that selling, general, and administrative expenses will increase as compared to the prior year, including external marketing expenses and the operation of our field sales force. We are currently pursuing a sales force optimization effort, which we expect to complete in the second half of 2021, which may impact the extent of selling expenses in the foreseeable future.

Other Income (Expense)

Interest income

Interest income consists of interest earned on our cash and cash equivalents balances and our marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense

Interest expense consists of contractual interest on our 2024 Convertible Notes, which accrue interest at a rate of 3.375% per annum, payable semi-annually, our term loan facility, which, prior to July 30, 2021, accrued interest at a floating interest rate equal to the greater of the prime rate as reported in the Wall Street Journal (“Prime Rate”) plus 1.50% or 6.50% per annum, and our revolving credit facility, which, prior to July 30, 2021, accrued interest at a floating interest rate equal to the greater of the Prime Rate or 5.50% per annum. Also included in interest expense is the amortization of the final payment on the term loan and the debt discount related to the convertible notes, which is being amortized to interest expense using the effective interest method over the expected life of the debt.

Other income (expense)

Other income (expense) consists of the amortization of premiums or accretion of discounts related to our marketable securities, realized gains (losses) on redemptions of our marketable securities, gains (losses) from foreign currency transactions, and the amortization of debt issuance costs on the 2024 Convertible Notes, which are being amortized over the term of the loan.

Provision for income taxes

The provision for income taxes consists of foreign withholding taxes related to our license agreement with HK Tainuo.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported revenue and expenses during the reported periods. We evaluate these estimates and judgments, including those described below, on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following tables summarize our results of operations for the three and six months ended June 30, 2021:

	Three Months Ended June 30,
(In thousands)	2021	2020	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$28,175	$15,451	$12,724	82.4%
Operating expenses:
Cost of sales	4,979	5,481	(502)	(9.2)%
Research and development	12,669	12,507	162	1.3%
Selling, general and administrative	27,409	24,730	2,679	10.8%
Total operating expenses	45,057	42,718	2,339	5.5%
Loss from operations	(16,882)	(27,267)	10,385	(38.1)%
Other (expense) income:
Interest income	177	95	82	86.3%
Interest expense	(5,180)	(5,002)	(178)	3.6%
Other expense	(323)	(197)	(126)	64.0%
Total other (expense) income	(5,326)	(5,104)	(222)	4.3%
Loss before income taxes	(22,208)	(32,371)	10,163	(31.4)%
Income tax expense	—	248	(248)	NM
Net loss	$(22,208)	$(32,619)	10,411	(31.9)%

	Six Months Ended June 30,
(In thousands)	2021	2020	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$52,764	$35,578	$17,186	48.3%
Operating expenses:
Cost of sales	11,064	7,757	3,307	42.6%
Research and development	26,716	33,641	(6,925)	(20.6)%
Selling, general and administrative	55,007	54,029	978	1.8%
Total operating expenses	92,787	95,427	(2,640)	(2.8)%
Loss from operations	(40,023)	(59,849)	19,826	(33.1)%
Other (expense) income:
Interest income	477	522	(45)	(8.6)%
Interest expense	(10,369)	(9,723)	(646)	6.6%
Other expense	(849)	(123)	(726)	590.2%
Total other (expense) income	(10,741)	(9,324)	(1,417)	15.2%
Loss before income taxes	(50,764)	(69,173)	18,409	(26.6)%
Income tax expense	—	248	(248)	NM
Net loss	$(50,764)	$(69,421)	18,657	(26.9)%

Product Revenue

The following table presents the adjustments deducted from gross product revenue to arrive at net product revenue for sales of ZILRETTA during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except for % of sales)	2021	% of Sales	2020	% of Sales	2021	% of Sales	2020	% of Sales
Product revenue, gross	$34,552	100.0%	$18,079	100.0%	$64,458	100.0%	$40,794	100.0%
Adjustments to product revenue, gross
Provider discounts and rebates	(3,100)	(9.0)%	(893)	(4.9)%	(5,803)	(9.0)%	(1,428)	(3.5)%
All other	(3,277)	(9.5)%	(1,735)	(9.6)%	(5,891)	(9.1)%	(3,788)	(9.3)%
Product revenue, net	$28,175	81.5%	$15,451	85.5%	$52,764	81.9%	$35,578	87.2%

Net product revenue for the three months ended June 30, 2021 and 2020, was $28.2 million and $15.5 million, respectively. The period-over-period increase was due to an increase in the number of ZILRETTA units sold, which resulted in an increase in net revenue of $13.4 million, offset by a decrease of $0.7 million, which was attributable to a decrease in the net price per unit primarily due to provider rebate offerings and other discounts. Net revenue for the three months ended June 30, 2020, included the adverse impact of COVID-19 on the operations of healthcare providers, which resulted in a material decline in net revenue as compared to our prior expectations.

Net product revenue for the six months ended June 30, 2021 and 2020, was $52.8 million and $35.6 million, respectively. The period-over-period increase was due to an increase in the number of ZILRETTA units sold, which resulted in an increase in net revenue of $19.4 million, offset by a decrease of $2.2 million, which was attributable to a decrease in the net price per unit primarily due to provider rebate offerings and other discounts.

For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Cost of Sales

Cost of sales was $5.0 million and $5.5 million for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, cost of sales was comprised of $2.8 million related to the actual cost of units sold, $2.1 million of unabsorbed manufacturing and overhead costs related to the operation of the facility at Patheon, and $0.1 million related to the write-down of short-dated inventory that is not expected to be sold prior to expiry. For the three months ended June 30, 2020, cost of sales was comprised of $1.6 million related to the actual cost of units sold, $3.4 million of unabsorbed overhead associated with the voluntary, temporary suspension of manufacturing activities at Patheon due to COVID-19 impacts on sales of ZILRETTA, and $0.5 million of period costs and other adjustments.

Cost of sales was $11.1 and $7.8 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, costs of sales consisted of $5.3 million related to the actual cost of units sold, $5.2 million of unabsorbed manufacturing and overhead costs related to the operation of the facility at Patheon, and $0.6 million related to the write-down of short-dated inventory that is not expected to be sold prior to expiry. For the six months ended June 30, 2020, cost of sales consisted of

$3.6 million related to the actual cost of units sold, $3.4 million of unabsorbed manufacturing overhead, and $0.8 million of period costs and adjustments.

Research and Development Expenses

	Three Months Ended June 30,
(In thousands)	2021	2020	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$1,459	$2,319	$(860)	(37.1)%
FX201	1,889	1,243	646	52.0%
FX301	1,896	1,480	416	28.1%
Portfolio expansion	290	31	259	835.5%
Other	503	258	245	95.0%
Total direct research and development expenses	6,037	5,331	706	13.2%
Personnel and other costs	6,632	7,176	(544)	(7.6)%
Total research and development expenses	$12,669	$12,507	$162	1.3%

	Six Months Ended June 30,
(In thousands)	2021	2020	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$2,644	$7,145	$(4,501)	(63.0)%
FX201	3,357	4,958	$(1,601)	(32.3)%
FX301	6,039	3,202	$2,837	88.6%
Portfolio expansion	465	207	258	124.6%
Other	962	899	63	7.0%
Total direct research and development expenses	13,467	16,411	(2,944)	(17.9)%
Personnel and other costs	13,249	17,230	(3,981)	(23.1)%
Total research and development expenses	$26,716	$33,641	$(6,925)	(20.6)%

Research and development expenses were $12.7 million and $12.5 million for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, development expenses for ZILRETTA decreased by $0.9 million due to a reduction in ZILRETTA life cycle management activities. Salary and other employee-related costs and stock-based compensation expense also decreased by $0.5 million as a result of lower headcount. These decreases were partially offset by increases of $0.6 million and $0.4 million, respectively, related to the FX201 and FX301 pipeline programs due to increased clinical trial activity.

Research and development expenses were $26.7 million and $33.6 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in research and development expense of $6.9 million was primarily due to a decrease of $4.5 million in development expense for ZILRETTA due to a reduction in ZILRETTA life cycle management activities, a decrease of $1.6 million related to FX201, which is largely due to the $2.5 million milestone payment related to dosing the first human patient in the Phase 1 clinical trial that occurred in the first quarter of 2020, partially offset by increased clinical trial activity in 2021, and a decrease of $4.0 million in salary and other employee-related costs and stock-based compensation expense related to lower headcount. Decreases were partially offset by an increase of $2.8 million related to FX301, which is attributed to the achievement of certain development milestones, including the clearing of the IND by FDA and the initiation of the Phase 1b clinical trial, both of which occurred in the first quarter of 2021, and a $0.3 million increase in costs related to our portfolio expansion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27.4 million and $24.7 million for the three months ended June 30, 2021 and 2020, respectively. Selling expenses were $18.9 million and $16.8 million for the three months ended June 30, 2021 and 2020, respectively. The year-over-year increase in selling expenses of $2.1 million was primarily due to the partial resumption of industry conferences and physician speaker programs and increases in business travel during the quarter. General and administrative expenses were $8.5 million and $7.9 million for the three months ended June 30, 2021 and 2020, respectively, which represents an increase of $0.6 million.

Selling, general and administrative expenses were $55.0 million and $54.0 million for the six months ended June 30, 2021 and 2020, respectively. Selling expenses were $37.9 million and $37.3 million for the six months ended June 30, 2021 and 2020, respectively. The year-over-year increase in selling expenses of $0.6 million was primarily due to the partial resumption of industry conferences and physician speaker programs and increases in business travel. General and administrative expenses were $17.1 million and $16.7 million for the six months ended June 30, 2021 and 2020, respectively, which represents an increase of $0.4 million.

Other Income (Expense)

Interest income was $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase in interest income was primarily due to an increase in the average investment balance as well as an increase in interest rates over the period. Interest income was $0.5 million and $0.5 million for the six months ended June 30, 2021 and 2020.

Interest expense was $5.2 million and $5.0 million for the three months ended June 30, 2021 and 2020, respectively. Interest expense was $10.4 million and $9.7 million for the six months ended June 30, 2021 and 2020, respectively. The increase in interest expense was attributed to the restructuring of our 2019 term loan in May 2020, which resulted in interest being paid on a higher principal amount, as well as an increase in the amortization of the debt discount on the 2024 Convertible Notes.

We recorded other expense of $0.3 million for the three months ended June 30, 2021, compared to $0.2 million for the three months ended June 30, 2020. The increase in other expense was primarily due to changes in the price of debt securities, resulting in increased amortization of premiums. Other expense was $0.8 million and $0.1 million for the six months ended June 30, 2021 and 2020.

Liquidity and Capital Resources

For the six months ended June 30, 2021, we generated $52.8 million in net product revenue. We have incurred significant net losses in each year since our inception, including net losses of $113.7 million, $149.8 million, and $169.7 million, for fiscal years 2020, 2019, and 2018, respectively, and $50.8 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $833.1 million. We anticipate that we will continue to incur losses over the next few years.

Since our inception through June 30, 2021, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and convertible debt, and through venture debt financing, including amounts from our initial and follow-on public offerings during 2014, 2016, 2017, and most recently in May 2020, as well as our term loan facility entered into in 2015 and 2019 and our 2024 Convertible Notes issuance in 2017. This funding is necessary to support the commercialization of ZILRETTA and to perform the research and development activities required to develop our other product candidates in order to generate potential future revenue streams. We may not be able to obtain financing on acceptable terms, or at all. In particular, as a result of the COVID‑19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly, and more dilutive.

We expect that our research and development expenses will increase in 2021 and beyond and, as a result, we may need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt and convertible debt financings, government or other third-party funding, and licensing or collaboration arrangements.

As of June 30, 2021, we had cash, cash equivalents, and marketable securities of $131.2 million. Based on our current operating plan we anticipate that our existing cash, cash equivalents, and marketable securities will fund our operations for at least the next 12 months from the issuance date of the financial statements included in this report. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an objective of capital preservation.

On July 30, 2021, we entered into a second amendment (the “2021 Amended Credit Agreement”) to our Amended and Restated Credit and Security Agreement (the “Existing Credit Agreement”) with Silicon Valley Bank, as agent and lender, MidCap Financial Trust, MidCap Funding XIII Trust, and the other lenders from time to time party thereto (collectively, the “Lenders”), providing for a term loan facility of up to $75.0 million, with $55.0 million available at closing and an additional $20.0 million (the “second tranche”) available upon positive Phase 1 clinical trial data in either of our two pipeline programs, FX201 and FX301, sufficient to initiate a Phase 2 clinical study, and a revolving credit facility of up to $25.0 million, both of which mature on February 1, 2024, which may be extended to July 1, 2026, upon satisfaction of certain specified conditions set forth in the 2021 Amended Credit Agreement (the “Maturity Date”). We concurrently borrowed the $55.0 million term loan (the “2021 term loan”), simultaneously used $48.1 million of the proceeds to repay the outstanding term loan under the Existing Credit Agreement, and drew down $20.0 million from the revolving credit facility, bringing the total revolver balance to $25.0 million.

The 2021 Amended Credit Agreement contains certain representations, warranties, and covenants, including a minimum revenue covenant that will be in effect at any time our liquidity (defined as cash, cash equivalents and marketable securities held with Silicon Valley Bank and certain accounts receivable as deemed eligible under the 2021 Amended Credit Agreement) is below $100.0 million (if the second tranche is undrawn) or $120.0 million (if the second tranche is drawn). Additionally, if our liquidity is below $100.0 million, all amounts received from customer collections will be applied immediately to reduce the revolving credit facility. The minimum revenue covenant, if it applies in the future, is applied to the trailing six-months of net revenue and is determined based on our approved forecast, as determined by the Lenders. If the revenue covenant becomes applicable and we fail to comply with it, the amounts due under the 2021 Amended Credit Agreement could be declared immediately due and payable.

Term loan borrowings under the 2021 Amended Credit Agreement accrue interest monthly at a floating interest rate equal to the greater of (i) the Prime Rate plus 2.75% or (ii) 6.00% per annum. Under the term loan credit facility, following an interest-only period ending on August 1, 2023 (if the second tranche is undrawn) or August 1, 2024 (if the second tranche is drawn), principal is due in equal monthly installments through the Maturity Date. We may prepay the term loan at any time by paying the outstanding principal balance, a final payment equal to 4.75% of the term loan amount, all accrued interest, and a prepayment fee of 3% of the outstanding term loan amount if repaid in the first year, 2% of the outstanding term loan amount if repaid in the second year, and 1% of the outstanding term loan amount if repaid in the third year of the loan; no prepayment fee is required thereafter.

Revolving borrowings under the 2021 Amended Credit Agreement accrue interest monthly at a floating interest rate equal to the greater of (i) the Prime Rate plus 1.75% or (ii) 5.00% per annum. The revolving credit facility is co-terminus with the term loan credit facility. If the interest payment on the revolving credit facility is less than the amount of interest that would have been payable had we borrowed 25% of the total commitments under the revolving credit facility, or the Revolving Commitment Amount, then we will be required to pay the difference. We are also required to pay a facility fee in respect of the revolving credit facility equal to 0.5% of the Revolving Commitment Amount payable at closing and 0.5% of the Revolving Commitment Amount payable on the first anniversary of closing. We may retire the revolving credit facility early, at any time, by paying the outstanding principal balance, all accrued interest, and a termination fee equal to 2% of the Revolving Commitment Amount if repaid in the first year, and 1% of the Revolving Commitment Amount if repaid in the second year; with no termination fee thereafter. To the extent any portion of the Revolving Commitment Amount is undrawn, we will be required to pay an “unused line fee” equal to 0.25% per annum of the average unused portion of the Revolving Commitment Amount, calculated on a calendar year basis as an amount equal to the difference between (i) the Revolving Commitment Amount and (ii) the greater of (A) 25.0% of the Revolving Commitment Amount, and (B) the average for the period of the daily closing balance of the Revolving Commitment Amount outstanding.

On November 4, 2020, we entered into the Distribution Agreement with Goldman Sachs & Co. LLC and Credit Suisse Securities (USA) LLC (collectively, the “Managers”) relating to the issuance and sale from time to time of up to $100,000,000 of shares of our common stock. Under the terms of the Distribution Agreement, we will pay the Managers a commission of up to 3% of the gross sales price of any shares sold. As of June 30, 2021, 134,048 shares had been sold under the Distribution Agreement, for total net proceeds of $1.7 million.

The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows used in operating activities	$(37,236)	$(48,607)
Cash flows provided by investing activities	42,296	31,370
Cash flows (used in) provided by financing activities	(5,135)	118,083
Net (decrease) increase in cash and cash equivalents	$(75)	$100,846

Net Cash Used in Operating Activities

Operating activities used $37.2 million of cash in the six months ended June 30, 2021. Cash used in operating activities resulted primarily from our net loss for the period of $50.8 million plus changes in our operating assets and liabilities of $3.4 million, partially offset by non-cash charges of $17.0 million. Changes in our operating assets and liabilities consisted primarily of a $5.1 million increase in accounts receivable, a $0.4 million increase in prepaid expenses and other current assets, and a $0.7 million decrease in lease liabilities primarily due to principal lease payments, partially offset by a $2.5 million decrease in inventory, and an increase of $0.2 million in accounts payable and accrued expenses. Our non-cash charges consisted primarily of $8.6 million of stock-based compensation expense, $5.0 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, $0.9 million related to the amortization of right-of-use assets, $1.0 million of depreciation, $0.5 million of non-cash interest expense related to amortization of the final payment due on the 2019 term loan, $0.4 million of amortization of premiums paid for the purchase of marketable securities, and $0.6 million related to provision for inventory from the write-down of short-dated ZILRETTA inventory that is not expected to be sold prior to expiry.

Operating activities used $48.6 million of cash in the six months ended June 30, 2020. The cash flow used in operating activities resulted primarily from our net loss for the period of $69.4 million, partially offset by changes in our operating assets and liabilities of $5.8 million and non-cash charges of $15.1 million. Changes in our operating assets and liabilities consisted primarily of a $15.6 million decrease in accounts receivable, a $0.3 million decrease in prepaid expenses and other current assets, and a $5.0 million increase in deferred revenue related to the license agreement with HK Tainuo, partially offset by a $2.5 million increase in inventory, a decrease of $11.9 million in accounts payable and accrued expenses, and a $0.7 million decrease in lease liabilities and other long-term liabilities primarily due to principal lease payments. Our non-cash charges consisted primarily of $8.4 million of stock-based compensation expense, $4.6 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, $0.8 million related to the amortization of right-of-use assets, $0.8 million of depreciation, $0.3 million of non-cash interest expense related to amortization of the final payment due on the 2019 term loan, and $0.3 million related to the loss on disposal of fixed assets, partially offset by $0.1 million of net accretion of discounts related to our investments.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $42.3 million in the six months ended June 30, 2021. Net cash provided by investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $45.6 million, partially offset by cash used to purchase marketable securities of $2.0 million and capital expenditures of $1.3 million, primarily relating to the purchase of equipment associated with the expansion of our manufacturing facilities at Patheon.

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

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $5.1 million for the six months ended June 30, 2021, which consisted of $7.6 million related the payment of principal on our 2019 term loan and public offering costs paid during the period of $0.1 million, partially offset by $0.9 million related to employee stock purchases through our employee stock purchase plan and $1.7 million related to the net proceeds received from the sale of common stock under our Distribution Agreement.

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

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2020, other than as described in Notes 9, 12, and 13 to our unaudited consolidated financial statements included elsewhere in this report.

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

Term Loans

We have borrowed $55.0 million in term loans under our 2021 Amended Credit Agreement. Term loan borrowings under the 2021 Amended Credit Agreement accrue interest monthly at a floating interest rate equal to the greater of (i) the Prime Rate plus 2.75% or (ii) 6.0% per annum.

Revolving Credit Facility

We have borrowed $25.0 million under the revolving credit facility. Under the 2021 Amended Credit Agreement, borrowings under the revolving credit facility accrue interest monthly at a floating interest rate equal to the greater of (i) the Prime Rate plus 1.75% or (ii) or 5.0% per annum. In addition to paying interest on any amounts borrowed under the revolving credit facility, we may in the future owe an unused revolving line facility fee equal to 0.25% per annum of the average unused portion of the revolving line, multiplied by the difference between the total amount available to be borrowed (the “Revolving Commitment Amount”) and the greater of the average outstanding revolver balance and 25% of the Revolving Commitment Amount.

Convertible Notes

On May 2, 2017, we issued $201.3 million aggregate principal amount of 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.375% per year, payable semi-annually in arrears on May and November 1st of each year. The 2024 Convertible Notes will mature on May 1, 2024, unless repurchased or converted earlier. The 2024 Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election (subject to certain limitations in the 2015 term loan), at a conversion rate of approximately 37.3413 shares of common stock per $1,000 principal amount of the 2024 Convertible Notes, which corresponds to a conversion price of approximately $26.78 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $19.72 on May 2, 2017, the date the 2024 Convertible Notes offering was priced. As of May 2, 2017, the fair value of the 2024 Convertible Notes was $136.7 million. Our 2024 Convertible Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the 2024 Convertible Notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair value of our 2024 Convertible Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $183.9 million at June 30, 2021.

Foreign Currency Exchange

Most of our transactions are conducted in the U.S. dollar. We do have certain agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of June 30, 2021, we had $2.0 million in liabilities denominated in British Pounds. A hypothetical 10% change in foreign exchange rates would result in a $0.2 million change in the value of our liabilities. No other payables to vendors were denominated in currencies other than in U.S. dollars. As of June 30, 2021, we had $4.1 million of cash denominated in British Pounds. A hypothetical 10% change in foreign exchange rates would result in a $0.4 million change in the amount of cash denominated in British Pounds.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2021, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 2, 2019, we entered into an Amended and Restated Credit and Security Agreement with Silicon Valley Bank, MidCap Financial Trust, and Flexpoint MCLS Holdings, LLC, or the Credit Agreement, which provides for a term loan of $40.0 million and a revolving credit facility up to $20.0 million. We concurrently drew down the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on our prior credit facility. In February 2020, we drew down $20.0 million from the revolving credit facility. On May 18, 2020, we entered into an amendment to the Credit Agreement pursuant to which we borrowed $15.0 million under a new term loan advance and immediately used the proceeds to repay an equal amount under the revolving credit facility, and the maximum principal amount of the revolving credit facility was reduced from $20.0 million to $5.0 million. On July 30, 2021, we entered into a second amendment, or the 2021 Amended Credit Agreement, to the Credit Agreement, which provides for a term loan of up to $75.0 million, with $55.0 million available at closing and an additional $20.0 million, or the second tranche, available upon positive Phase 1 clinical trial data in either of our two pipeline programs, FX201 and FX301, sufficient to initiate a Phase 2 clinical study, and a revolving credit facility of up to $25.0 million. We concurrently borrowed the $55.0 million term loan, simultaneously used $48.1 million of the proceeds to repay the previously outstanding term loan under the Credit Agreement, and drew down $20.0 million from the revolving credit facility, bringing the total revolver balance to $25.0 million. The 2021 Amended Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Under the 2021 Amended Credit Agreement we are subject to a minimum liquidity threshold, such that at any time our liquidity (defined as cash, cash equivalents, and marketable securities held with Silicon Valley Bank and certain accounts receivable as deemed eligible under the 2021 Amended Credit Agreement) is below $100.0 million (if the second tranche is undrawn) or $120.0 million (if the second tranche is drawn), we will become subject to a minimum revenue covenant. The minimum revenue covenant, if it applies in the future, is applied to the trailing six months of net revenue and is determined based on our approved forecast, as determined by the Lenders.

If the revenue covenant becomes applicable to us and we fail to meet it, the commitments under the 2021 Amended Credit Agreement could be terminated and any outstanding borrowings, together with accrued interest, under the 2021 Amended Credit Agreement could be declared immediately due and payable. Additionally, if our liquidity is below $120.0 million, all amounts received from customer collections will be applied immediately to reduce the revolving credit facility. The restrictive covenants in the 2021 Amended Credit Agreement could prevent us from pursuing business opportunities that we or our stockholders may consider beneficial.

A breach of any of these covenants could result in an event of default under the 2021 Amended Credit Agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations, or condition occurs, which could potentially include a material impairment of the prospect of our repayment of any portion of the amounts we owe under the 2021 Amended Credit Agreement. In the case of a continuing event of default under the 2021 Amended Credit Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the lenders a security interest under the 2021 Amended Credit Agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the 2021 Amended Credit Agreement are secured by all of our existing and future assets, excluding intellectual property, which is subject to a negative pledge arrangement.

In April 2017, we also issued $201.3 million principal amount of our 3.375% Convertible Senior Notes due 2024, or the 2024 Convertible Notes. The 2024 Convertible Notes will mature on May 1, 2024, unless earlier redeemed, repurchased, or converted in accordance with the terms of the indenture governing the notes. If the 2024 Convertible Notes are not redeemed or repurchased on or before their maturity date of May 1, 2024, we will be required to convert all or a portion of the amounts due under the 2024 Convertible Notes into common stock, which would cause our stockholders to experience additional dilution and could cause our stock price to fall. If specified bankruptcy, insolvency, or reorganization-related events of default occur, or if certain other events of default occur, including a default under the 2021 Amended Credit Agreement resulting in an obligation to repay the indebtedness, and the trustee or certain holders of the 2024 Convertible Notes elect, the principal of, and accrued and unpaid interest on, all of the then-outstanding 2024 Convertible Notes will automatically become due and payable. In addition, if we undergo certain fundamental change transactions specified in the indenture governing the 2024 Convertible Notes, the holders of the notes may require us to repurchase their notes at a price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest.

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

If we are unable to effectively train, equip, and deploy our sales force, our ability to successfully commercialize ZILRETTA will be harmed.

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

In addition, we are currently pursuing a sales force optimization effort, which we expect to complete in the second half of 2021 and will impact our commercialization efforts and selling expenses. If we are unable to maintain an effectively trained sales force, equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate customers regarding the potential benefits and safety of ZILRETTA and its proper administration, and deploy them in an efficient and productive manner, our efforts to successfully commercialize ZILRETTA could be jeopardized, which would negatively impact our ability to generate product revenues.

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

For example, the Patient Protection and Affordable Care Act, as amended, or PPACA, was intended to, among other items, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry, and impose additional health policy reforms. Among the PPACA provisions of importance to the pharmaceutical industry are the imposition of additional fees, an increase in required rebates and a change in their method of calculation, discounts to eligible beneficiaries under Medicare Part D, expanded discount eligibility for entities under the Public Health Service pharmaceutical pricing program, expansion of the range of existing manufacturer liabilities, expanded eligibility for Medicaid programs, additional reporting requirements, expansion of and enhanced penalties under fraud and abuse laws, and improved market access for follow-on biologic products. There have been legal and political challenges to PPACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform efforts of the Biden administration will impact PPACA and our business. We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, as well as additional downward pressure on the price that we receive for any approved product, including ZILRETTA. It is also possible that additional governmental action is taken in response to COVID-19.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or the conversion of our debt securities, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

If the 2024 Convertible Notes are not redeemed or repurchased on or before their maturity date of May 1, 2024, we will be required to convert all or a portion of the amounts due under the 2024 Convertible Notes into common stock, which would cause our stockholders to experience additional dilution and could cause our stock price to fall.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 30, 2021, we entered into a second amendment (the “2021 Amended Credit Agreement”) to our Amended and Restated Credit and Security Agreement (the “Existing Credit Agreement”) with Silicon Valley Bank, as agent and lender, MidCap Financial Trust, MidCap Funding XIII Trust, and the other lenders from time to time party thereto (collectively, the “Lenders”), providing for a term loan facility of up to $75.0 million, with $55.0 million available at closing and an additional $20.0 million (the “second tranche”) available upon positive Phase 1 clinical trial data in either of our two pipeline programs, FX201 and FX301, sufficient to initiate a Phase 2 clinical study, and a revolving credit facility of up to $25.0 million, both of which mature on February 1, 2024, which may be extended to July 1, 2026, upon satisfaction of certain specified conditions set forth in the 2021 Amended Credit Agreement (the “Maturity Date”). We concurrently borrowed the $55.0 million term loan (the “2021 term loan”), simultaneously used $48.1 million of the proceeds to repay the outstanding term loan under the Existing Credit Agreement, and drew down $20.0 million from the revolving credit facility, bringing the total revolver balance to $25.0 million.

The 2021 Amended Credit Agreement contains a minimum revenue covenant that will be in effect at any time our liquidity (defined as cash, cash equivalents and marketable securities held with Silicon Valley Bank and certain accounts receivable as deemed eligible under the 2021 Amended Credit Agreement) is below $100.0 million (if the second tranche is undrawn) or $120.0 million (if the second tranche is drawn). Additionally, if our liquidity is below $100.0 million, all amounts received from customer collections will be applied immediately to reduce the revolving credit facility. The minimum revenue covenant, if it applies in the future, is applied to the trailing six-months of net revenue and is determined based on our approved forecast, as determined by the Lenders. The 2021 Amended Credit Agreement contains substantially the same terms regarding acceleration of amounts due under the credit facility as the Existing Credit Agreement.

The applicable interest rate under the 2021 Amended Credit Agreement is (a) with respect to the term loan, the greater of (i) the prime rate published by the Wall Street Journal (“Prime Rate”) plus 2.75% or (ii) 6.00%, and (b) with respect to the revolving loan, is the greater of (i) the Prime Rate plus 1.75% or (ii) 5.00%. Under the term loan facility, following an interest-only period ending on August 1, 2023 (if the second tranche is undrawn), or August 1, 2024 (if the second tranche is drawn), principal is due in equal monthly installments through the Maturity Date. We may prepay the term loans at any time by paying the outstanding principal balance, a final payment equal to 4.75% of the term loan amount, all accrued interest, and a prepayment fee of 3% of the outstanding term loan amount if repaid in the first year, 2% of the outstanding term loan amount if repaid in the second year, and 1% of the outstanding term loan amount if repaid in the third year of the loan; no prepayment fee is required thereafter

We granted the Lenders a security interest in substantially all of our personal property, rights, and assets, other than intellectual property, to secure the payment of all amounts owed under the 2021 Amended Credit Agreement. We also agreed not to encumber any of our intellectual property without the Lenders’ prior written consent.

The foregoing description of the second amendment to the Existing Credit Agreement does not purport to be complete and is qualified in its entirety by the second amendment, which is filed herewith as Exhibit 10.4.

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

10.1	Separation Agreement between Flexion and Scott Kelley, dated May 3, 2021.
10.2	Offer Letter between Flexion and Frederick Driscoll dated May 12, 2021.
10.3	Offer Letter between Flexion and William Andrews dated May 1, 2021.
10.4	Second Amendment to Amended and Restated Credit and Security Agreement date July 30, 2021.
10.5*	Supply Agreement, dated November 10, 2016, between Flexion and Evonik Corporation.
10.6*	Amendment No. 1 to the July 1, 2016 Supply Agreement by and between Evonik Corporation and Flexion, effective as of June 30, 2021.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
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

Flexion Therapeutics, Inc.

Date: August 4, 2021	By:	/s/ Michael D. Clayman
Michael D. Clayman
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Chief Financial Officer
(Principal Accounting and Financial Officer)