Form 10-Q
period 2021-09-30
Flexion Therapeutics Inc
filed 2021-11-12
CIK 1419600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

As of November 1, 2021, the registrant had 50,321,366 shares of Common Stock ($0.001 par value) outstanding.

FLEXION THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Flexion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$136,824	$107,704
Marketable securities	5,229	67,576
Accounts receivable, net	29,375	30,025
Inventories	14,669	15,394
Prepaid expenses and other current assets	6,659	5,112
Total current assets	192,756	225,811
Property and equipment, net	19,480	19,538
Right-of-use assets	5,695	6,577
Total assets	$217,931	$251,926
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,492	$6,928
Accrued expenses and other current liabilities	24,875	20,008
Deferred revenue	10,000	10,000
Operating lease liabilities	1,619	1,526
Current portion of long-term debt	—	16,806
Total current liabilities	43,986	55,268
Long-term operating lease liability, net	5,328	6,123
Long-term debt, net	80,087	44,114
2024 convertible notes, net	170,418	162,786
Other long-term liabilities	489	295
Total liabilities	300,308	268,586
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Stockholders' deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,299,458 and 49,403,034 shares issued and outstanding, at September 30, 2021 and December 31, 2020, respectively	50	49
Additional paid-in capital	780,954	765,607
Accumulated other comprehensive loss	—	(11)
Accumulated deficit	(863,381)	(782,305)
Total stockholders' deficit	(82,377)	(16,660)
Total liabilities and stockholders' deficit	$217,931	$251,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Product revenue, net	$21,326	$23,664	$74,090	$59,242
Operating expenses
Cost of sales	3,727	5,130	14,791	12,887
Research and development	14,771	10,092	41,487	43,733
Selling, general and administrative	26,986	27,312	81,993	81,341
Total operating expenses	45,484	42,534	138,271	137,961
Loss from operations	(24,158)	(18,870)	(64,181)	(78,719)
Other (expense) income
Interest income	54	62	531	584
Interest expense	(5,787)	(5,125)	(16,156)	(14,848)
Other expense	(421)	(457)	(1,270)	(581)
Total other (expense) income	(6,154)	(5,520)	(16,895)	(14,845)
Loss before income taxes	(30,312)	(24,390)	(81,076)	(93,564)
Income tax expense	—	248	—	495
Net loss	$(30,312)	$(24,638)	(81,076)	(94,059)
Net loss per common share, basic and diluted	$(0.60)	$(0.50)	$(1.62)	$(2.16)
Weighted average common shares outstanding, basic and diluted	50,265	49,298	50,027	43,563
Other comprehensive income (loss):
Unrealized gains (losses) from available-for-sale securities, net of tax of $0	2	(9)	11	(68)
Total other comprehensive income (loss)	2	(9)	11	(68)
Comprehensive loss	$(30,310)	$(24,647)	$(81,065)	$(94,127)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited in thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive (Loss) Income	Accumulated Deficit	Stockholders' Deficit
Balance at December 31, 2020	49,403	$49	$765,607	$(11)	$(782,305)	$(16,660)
Issuance of common stock, net of issuance costs	134		1,700			1,700
Issuance of common stock for equity awards, net of shares withheld for taxes	405	1	7			8
Stock-based compensation expense			4,640			4,640
Net loss					(28,556)	(28,556)
Other comprehensive income				1		1
Balance at March 31, 2021	49,942	$50	$771,954	$(10)	$(810,861)	$(38,867)
Issuance of common stock for equity awards, net of shares withheld for taxes	46		—			—
Employee stock purchase plan	118		921			921
Stock-based compensation expense			3,975			3,975
Net loss					(22,208)	(22,208)
Other comprehensive income				8		8
Balance at June 30, 2021	50,106	$50	$776,850	$(2)	$(833,069)	$(56,171)
Issuance of common stock for equity awards, net of shares withheld for taxes	193		(92)			(92)
Stock-based compensation expense			4,196			4,196
Net loss					(30,312)	(30,312)
Other comprehensive income				2		2
Balance at September 30, 2021	50,299	$50	$780,954	$—	$(863,381)	$(82,377)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' (Deficit) Equity
Balance at December 31, 2019	38,361	$38	$648,391	$62	$(668,599)	$(20,108)
Issuance of common stock for equity awards, net of shares withheld for taxes	201	1	8			9
Stock-based compensation expense			4,651			4,651
Net loss					(36,802)	(36,802)
Other comprehensive loss				(56)		(56)
Balance at March 31, 2020	38,562	$39	$653,050	$6	$(705,401)	$(52,306)
Issuance of common stock, net of issuance costs	10,615	$10	$96,754			96,764
Issuance of common stock for equity awards, net of shares withheld for taxes	11	—	1			1
Employee stock purchase plan	82		891			891
Stock-based compensation expense			3,787			3,787
Net loss					(32,619)	(32,619)
Other comprehensive loss				(3)		(3)
Balance at June 30, 2020	49,270	$49	$754,483	$3	$(738,020)	$16,515
Issuance of common stock for equity awards, net of shares withheld for taxes	36		78			78
Stock-based compensation expense			4,959			4,959
Net loss					(24,638)	(24,638)
Other comprehensive loss				(9)		(9)
Balance at September 30, 2020	49,306	$49	$759,520	$(6)	$(762,658)	$(3,095)

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

Flexion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(81,076)	$(94,059)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	1,573	1,295
Amortization of right-of-use assets	1,315	1,224
Stock-based compensation expense	12,811	13,397
Provision for inventory	1,773	—
Non cash interest expense	540	518
Amortization (accretion) of premium (discount) on marketable securities	441	(18)
Loss on disposal of fixed assets	—	262
Loss on debt extinguishment	502	—
Amortization of debt discount and debt issuance costs	7,842	6,947
Premium paid on securities purchased	(54)	(534)
Changes in operating assets and liabilities:
Accounts receivable	650	9,216
Inventory	(1,048)	(1,063)
Prepaid expenses and other current assets	(1,547)	(496)
Accounts payable	980	(6,693)
Accrued expenses and other current liabilities	4,992	216
Deferred revenue	—	10,000
Lease liabilities	(1,135)	(1,031)
Net cash used in operating activities	(51,441)	(60,819)
Cash flows from investing activities
Purchases of property and equipment	(1,737)	(8,860)
Proceeds from sale of fixed assets	—	13
Purchases of marketable securities	(5,175)	(56,216)
Sale and redemption of marketable securities	67,146	54,398
Net cash provided by (used in) investing activities	60,234	(10,665)
Cash flows from financing activities
Proceeds from borrowings under term loan	55,000	15,000
Payments on notes payable	(56,875)	—
Proceeds from revolving line of credit	20,000	20,000
Repayments of revolving line of credit	—	(15,000)
Proceeds from the offering of common stock	—	97,289
Proceeds from issuance of common stock (net of issuance costs)	1,700	—
Payments of public offering costs	(125)	(400)
Payment of debt issuance costs	(210)	—
Proceeds from the exercise of stock options (net of shares withheld for taxes)	(84)	88
Proceeds from employee stock purchase plan	921	891
Net cash provided by financing activities	20,327	117,868
Net increase in cash and cash equivalents	29,120	46,384
Cash and cash equivalents at beginning of period	107,704	82,253
Cash and cash equivalents at end of period	$136,824	$128,637
Non-cash operating, investing and financing activities
Right-of-use asset obtained in exchange for operating lease obligation	433	—
Purchases of property and equipment in accounts payable and accrued expenses	15	870
Public offering costs in accounts payable and accrued expenses	—	125
Supplemental disclosures of cash flow information
Cash paid for interest	6,483	6,042

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

Proposed Acquisition by Pacira BioSciences, Inc.

On October 11, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pacira BioSciences, Inc., a Delaware corporation (“Pacira”), and Oyster Acquisition Company Inc., a Delaware corporation and wholly owned subsidiary of Pacira (“Purchaser”). Pursuant to the Merger Agreement, on October 22, 2021, Purchaser commenced a tender offer (the “Offer”) to purchase each issued and outstanding share of the Company’s common stock (the “Shares”) at an offer price of (i) $8.50 per Share in cash, net of applicable withholding taxes and without interest, plus (ii) one non-transferable contractual contingent value right per Share, which will represent the right to receive one or more contingent payments up to $8.00 in the aggregate, in cash, net of applicable withholding taxes and without interest, upon the achievement of specified milestones on or prior to December 31, 2030.

Promptly following the completion of the Offer, upon the terms and subject to the conditions of the Merger Agreement, Purchaser will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Pacira. The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, which permits completion of the Merger without a vote of the holders of common stock upon the acquisition by Purchaser of a majority of the aggregate voting power of common stock. As a result of the Merger, the Company will cease to be a publicly traded company.

The Merger Agreement contains customary representations and warranties. The Merger is expected to close before the end of the calendar year 2021, subject to the satisfaction or waiver of customary closing conditions, including, among others, that the number of Shares tendered in the Offer represent at least one Share more than 50% of the total number of Shares at the time of the expiration of the Offer. The Merger Agreement provides Pacira and the Company with certain termination rights and, under certain circumstances, may require the Company to pay Pacira a termination fee of $18.0 million.

For additional information related to the Merger Agreement, refer to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company with the Securities and Exchange Commission on October 22, 2021, together with the exhibits and annexes thereto and as amended or supplemented from time to time.

The Company recorded acquisition-related costs of approximately $0.7 million for each of the three and nine months ended September 30, 2021, primarily for outside legal and external financial advisory fees associated with the pending acquisition by Pacira. These costs were recorded in general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive loss in the respective reporting periods. Additional acquisition-related costs are expected to be incurred through the closing of the Merger.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. As of September 30, 2021, the Company had cash, cash equivalents, and marketable securities of approximately $142.1 million.

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

In accordance with the amended and restated credit and security agreement described in Note 9, if the Company’s liquidity decreases below $100.0 million, the Company will need to comply with a minimum revenue covenant and all amounts received from customer collections will be applied to immediately reduce the Company’s revolving credit facility. The minimum revenue covenant is set annually and is applied to the trailing six-months of net revenue and is determined based on the Company’s approved forecast, as determined by the Lenders. The amended and restated credit and security agreement also has a material adverse event clause. If the minimum revenue covenant becomes applicable and the Company fails to comply with it, or a material adverse change as defined in the agreement occurs, the amounts due under the amended and restated credit and security agreement could be declared immediately due and payable, resulting in the Company immediately needing additional funds. As of September 30, 2021, the Company was in compliance with all financial covenants under the amended and restated credit and security agreement.

If the Company is unable to grow sales of ZILRETTA in future periods, it is possible that the Company may not maintain compliance with the revenue covenant, in the event it applies, in future periods, which would require the Company to repay its outstanding borrowings under the term loan and revolving credit facility. Given the recent decrease in revenue as compared to the Company’s expectations, the Company expects that absent raising additional capital through financing or other transactions its cash balance is likely to decrease below $100.0 million within the next twelve months, and the Company believes there is substantial risk that it would fail to meet the minimum revenue covenant at that time or shortly thereafter if demand for ZILRETTA does not increase in line with its expectations. If the Company is or expects to be subject to and unable to meet the minimum revenue covenant, the Company would plan to request a waiver from the lenders, although there can be no assurances that such a request would be granted or would not be conditioned on additional terms or concessions. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued.

Management’s plans that would be intended to mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern include reducing operating expenses through hiring and travel freezes, delaying, reducing, or ceasing all research and development activities outside of the ongoing clinical trials, reduction of certain external expenses, and elimination of non-essential operating expenses, requesting a waiver of the minimum revenue covenant from the lenders, and remaining opportunistic with respect to raising additional capital through financing or other transactions. However, as the Company is expecting to close the planned merger with Pacira prior to the end of 2021, none of the above actions have been taken or have been approved to be taken and therefore cannot be considered in management’s going concern evaluation as a mitigating action.

The Company has concluded that without taking into consideration the planned Merger with Pacira, management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. As the planned Merger with Pacira has not occurred as of the issuance of these financial statements, it also cannot be considered within management’s plans to alleviate the conditions raised around substantial doubt. As a result, in accordance with the requirements of ASC 205-40, management has concluded that it is required to disclose that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (“GAAP”) for consolidated financial information including the accounts of the Company and its wholly owned subsidiary after elimination of all significant intercompany accounts and transactions. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2021.

The information presented in the condensed consolidated financial statements and related notes as of September 30, 2021, and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020, is unaudited. The December 31, 2020, condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any future period.

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

Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly owned subsidiary, Flexion Therapeutics Securities Corporation. The Company has eliminated all intercompany transactions for the three and nine months ended September 30, 2021, and the year ended December 31, 2020.

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

Service Fees and Allowances

The Company compensates its customers and GPOs for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through September 30, 2021, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as within accrued expenses and other current liabilities, net, on the condensed consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. Historically, the Company has received an immaterial amount of returns. In the third quarter of 2021, there was a significant increase in actual and expected product returns from specialty distributors of product that was never sold through to healthcare providers. This is due to the fact that the majority of product sold during the third quarter had between 3-4 months of expiry remaining. The vast majority of the returns related to product that was sold to the specialty distributors during the third quarter of 2021 and resulted in a $2.0 million reduction of revenue in the third quarter of 2021. In addition, the Company increased its estimate of future returns relating to short-dated product, which resulted in an additional $1.4 million reduction in revenue in the third quarter of 2021.

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

Purchaser/Provider Discounts and Rebates

The Company offers rebates to eligible purchasers and healthcare providers that are variable based on volume of product purchased. Rebates are based on actual purchase levels during the rebate purchase period. In the third quarter of 2021, the Company implemented an off-invoice discount (“OID”) program whereby providers receive the discounted price immediately upon purchase, rather than having to wait until the end of the quarter for a rebate payment. Specialty distributors and other customers charge the Company for the difference between what they pay for the product (list price) and the net selling price after taking into account the OID. Chargeback amounts are generally determined at the time of resale to the eligible healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for commercial chargebacks consist of credits that the Company expects to issue for units sold to qualified healthcare providers but for which no chargeback has been submitted, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2021 and 2020:

(In thousands)	Service Fees, Allowances and Chargebacks	Government Rebates and Other Incentives	Product Returns	Purchaser/ Provider Discounts and Rebates	Total
Balance as of December 31, 2020	$1,733	$530	$628	$1,832	$4,723
Provision related to sales in the current quarter	2,188	383	151	2,703	5,425
Credits and payments made	(1,969)	(266)	(9)	(1,832)	(4,076)
Adjustments related to prior period sales	—	—	(111)	—	(111)
Balance as of March 31, 2021	1,952	647	659	2,703	5,961
Provision related to sales in the current quarter	2,682	424	179	3,100	6,385
Credits and payments made	(2,527)	(311)	(86)	(2,711)	(5,635)
Adjustments related to prior period sales	(10)	—	—	—	(10)
Balance as of June 30, 2021	$2,097	$760	$752	$3,092	$6,701
Provision related to sales in the current quarter	2,538	290	3,130	3,245	9,203
Credits and payments made	(2,859)	(401)	(1,331)	(5,182)	(9,773)
Adjustments related to prior period sales	—	—	291	—	291
Balance as of September 30, 2021	$1,776	$649	$2,842	$1,155	$6,422

Balance as of December 31, 2019	$1,847	$248	$402	$1,656	$4,153
Provision related to sales in the current quarter	1,590	254	114	526	2,484
Credits and payments made	(1,852)	(199)	(10)	(1,656)	(3,717)
Adjustments related to prior period sales	—	95	—	—	95
Balance as of March 31, 2020	1,585	398	506	526	3,015
Provision related to sales in the current quarter	1,417	133	98	892	2,540
Credits and payments made	(1,172)	(262)	(1)	(528)	(1,963)
Adjustments related to prior period sales	—	90	—	2	92
Balance as of June 30, 2020	$1,830	$359	$603	$892	$3,684
Provision related to sales in the current quarter	2,270	265	136	1,314	3,985
Credits and payments made	(2,585)	(198)	(21)	(894)	(3,698)
Adjustments related to prior period sales	—	40	—	2	42
Balance as of September 30, 2020	$1,515	$466	$718	$1,314	$4,013

License Agreement – On March 30, 2020, the Company entered into an exclusive license agreement with Hong Kong Tainuo Pharma Ltd. (“HK Tainuo”) and Jiangsu Tainuo Pharmaceutical Co. Ltd. (“Jiangsu Tainuo”), a subsidiary of China Shijiazhuang Pharmaceutical Co, Ltd., for the development and commercialization (other than manufacturing) of ZILRETTA in Greater China (consisting of mainland China, Hong Kong and Macau, and Taiwan). Under the terms of the agreement, HK Tainuo paid the Company an upfront payment of $10.0 million, of which $5.0 million was received as of June 30, 2020, and the remaining $5.0 million was received as of September 30, 2020. The Company is also eligible to receive up to $32.5 million in aggregate development, regulatory, and commercial sales milestone payments. All payments received from HK Tainuo are subject to applicable Hong Kong withholding taxes. HK Tainuo is responsible for the clinical development, product registration, and commercialization of ZILRETTA in Greater China, and Jiangsu Tainuo serves as the guarantor of HK Tainuo’s obligations and responsibilities under the agreement. The Company is solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license agreement, will be covered by a separate supply agreement, which has not yet been finalized. All amounts owed to the Company are nonrefundable and non-creditable once paid. Unless terminated earlier in accordance with its terms, the license agreement continues in effect in perpetuity or as long as HK Tainuo or Jiangsu Tainuo continue to sell ZILRETTA in Greater China. Either party may terminate the agreement prior to expiration in the event of a material breach if not cured within 60 days from the date of notice of such breach (30 days in the case of payment obligations), or either party files for bankruptcy. The Company also has the right to terminate the agreement if HK Tainuo, Jiangsu Tainuo, or any affiliate of each commences any action or proceeding that challenges the validity, enforceability, or scope of any Company patent in Greater China. Upon any such termination, the license granted to HK Tainuo will terminate and all know-how and patents will revert back to the Company. The Company concluded that the license and supply obligations were not distinct performance obligations, and therefore the transaction price will be recognized as revenue as the

Company’s supply obligation is fulfilled over the term of the supply agreement, which has not yet commenced. No revenue was recognized associated with this contract as of September 30, 2021. The proceeds associated with the upfront payment have been recorded in short-term deferred revenue on the Company’s condensed consolidated balance sheet as of September 30, 2021, as there is uncertainty around the timing of when the revenue will be recognized. The Company will re-evaluate the classification of deferred revenue when the supply agreement is finalized.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2021 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$108,686	$—	$—	$108,686
Marketable securities	—	5,229	—	5,229
	$108,686	$5,229	$—	$113,915

	Fair Value Measurements as of December 31, 2020 Using:
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$79,148	$6,832	$—	$85,980
Marketable securities	—	67,576	—	67,576
	$79,148	$74,408	$—	$153,556

As of September 30, 2021 and December 31, 2020, the Company’s cash equivalents that are invested in money market funds are valued using Level 1 inputs based on quoted prices for identical securities in active markets. The Company’s marketable securities are valued using Level 2 inputs and primarily rely on quoted prices in active markets for similar marketable securities. Amortization and accretion of discounts and premiums are recorded in other income.

The Company has a term loan outstanding under its 2021 credit facility with Silicon Valley Bank as agent, MidCap Financial Trust, and MidCap Funding XIII Trust (the “2021 term loan”), as well as a revolving credit facility. The amount outstanding on the 2021 term loan is reported at its carrying value in the accompanying balance sheet as of September 30, 2021. The Company determined the fair value of the 2021 term loan using an income approach that utilizes a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk. The 2021 term loan was valued using Level 2 inputs as of September 30, 2021. The result of the calculation yielded a fair value that approximates its carrying value. The Company also concluded that the carrying value of the revolving credit facility approximates fair value because of the short-term maturity of this debt instrument.

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

The fair value of the 2024 Convertible Notes, which differs from their carrying value, is influenced by interest rates, stock price, and stock price volatility and is determined by prices for the 2024 Convertible Notes observed in market trading. The market for trading of the 2024 Convertible Notes is not considered to be an active market, and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $179.8 million at September 30, 2021.

4. Marketable Securities

As of September 30, 2021 and December 31, 2020, the fair value of available-for-sale marketable securities by type of security was as follows:

	September 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$2,000	$—	$—	$2,000
Corporate bonds	3,229	—	—	3,229
	$5,229	$—	$—	$5,229

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$6,890	$—	$—	$6,890
U.S. government obligations	9,997	1	—	9,998
Corporate bonds	50,700	2	(14)	50,688
	$67,587	$3	$(14)	$67,576

As of September 30, 2021 and December 31, 2020, marketable securities consisted of $5.2 million and $67.6 million, respectively, of investments that mature within 12 months. There were no investments with maturities greater than 12 months as of September 30, 2021, and December 31, 2020. The Company assesses its available-for-sale marketable securities for impairment on a quarterly basis in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. There were no material impairments of the Company’s available-for-sale marketable securities measured and carried at fair value during the three and nine months ended September 30, 2021.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2021, and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Prepaid expenses	$6,065	$4,346
Deposits	175	112
Interest receivable on marketable securities	18	246
Other	401	408
Total prepaid expenses and other current assets	$6,659	$5,112

6. Inventory

Inventory consisted of the following as of September 30, 2021, and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Raw materials	$2,831	$4,287
Work in process	6,305	4,666
Finished goods	5,533	6,441
Total inventories	$14,669	$15,394

Finished goods manufactured by the Company have a shelf life of approximately 24 months from the date of manufacture.

The Company reduces its inventory to net realizable value for potentially excess, dated, or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During the nine months ended September 30, 2021, the Company expensed $5.2 million to cost of sales for unabsorbed manufacturing and overhead costs related to the operation of the United Kingdom facility at Patheon UK Limited. In addition, cost of sales for the three and nine months ended September 30, 2021, included charges of $1.2 million and $1.8 million, respectively, resulting from the write-down of short-dated ZILRETTA inventory that will not be sold prior to expiry.

7. Property and Equipment, Net

Property and equipment, net, as of September 30, 2021, and December 31, 2020, consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Computer and office equipment	$1,215	$1,203
Manufacturing equipment	12,656	12,297
Furniture and fixtures	609	609
Software	555	495
Leasehold improvements	1,177	1,157
Construction in progress	14,988	13,924
	31,200	29,685
Less: Accumulated depreciation	(11,720)	(10,147)
Total property and equipment, net	$19,480	$19,538

Depreciation for the three and nine months ended September 30, 2021, was approximately $0.5 million and $1.6 million, respectively, compared to $0.5 and $1.3 million, respectively, for the same periods in the prior year. No property and equipment was disposed of during the nine months ended September 30, 2021. The Company disposed of one piece of equipment during the nine months ended September 30, 2020, and recorded a loss on the disposal of $0.3 million. As of September 30, 2021, construction in progress consisted primarily of equipment purchases related to the expansion of the Company’s manufacturing capabilities at its contract manufacturer, Patheon U.K. Limited.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2021, and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Research and development	$2,972	$1,856
Payroll and other employee-related expenses	10,189	10,674
Professional services fees	2,961	2,094
Accrued interest	2,943	1,464
Product revenue reserves	4,646	2,990
Other	1,164	930
Total accrued expenses and other current liabilities	$24,875	$20,008

9. Debt

Amended and Restated Credit and Security Agreement

Term Loan

On August 4, 2015, the Company entered into a credit and security agreement with MidCap Financial Trust, as agent, and MidCap Financial Funding XIII Trust and Silicon Valley Bank, as lenders, to borrow up to $30.0 million in term loans (the “2015 term loan”). On August 2, 2019, the Company terminated the credit and security agreement and concurrently entered into an amended and restated credit and security agreement (the “Existing Credit Agreement”) with Silicon Valley Bank as agent, MidCap Financial Trust, Flexpoint MCLS Holdings, LLC, and the other lenders from time to time party thereto, providing for a term loan of $40.0 million and a revolving credit facility of up to $20.0 million, both of which mature on January 1, 2024. The Company concurrently borrowed the $40.0 million term loan and used $7.7 million of the proceeds to repay the remaining amount owed on the 2015 term loan.

On May 18, 2020, the Company borrowed $15.0 million under a new term loan advance and immediately used the proceeds to repay an equal amount under the revolving credit facility, and the maximum principal amount of the revolving credit facility was reduced from $20.0 million to $5.0 million. The new term loan is subject to substantially the same terms, including interest rate, amortization, and maturity date, as the prior term loan under the credit facility.

On July 30, 2021, the Company entered into a second amendment (the “2021 Amended Credit Agreement”) to the Existing Credit Agreement with Silicon Valley Bank, as agent and lender, MidCap Financial Trust, MidCap Funding XIII Trust, and the other lenders from time to time party thereto (collectively, the “Lenders”), providing for a term loan facility of up to $75.0 million, with $55.0 million available at closing and an additional $20.0 million (the “second tranche”) available upon positive Phase 1 clinical trial data in either of the Company’s two pipeline programs, FX201 and FX301, sufficient to initiate a Phase 2 clinical study, and a revolving credit facility of up to $25.0 million, both of which mature on February 1, 2024, which may be extended to July 1, 2026, upon satisfaction of certain specified conditions set forth in the 2021 Amended Credit Agreement (the “Maturity Date”). The Company concurrently borrowed the $55.0 million term loan (the “2021 term loan”), simultaneously used $48.1 million of the proceeds to repay the outstanding term loan under the Existing Credit Agreement, and drew down $20.0 million from the revolving credit facility, bringing the total revolver balance to $25.0 million. In connection with the repayment of the Existing Credit Agreement, the Company recorded a debt extinguishment loss of $0.5 million primarily related to the write-off of the unamortized portion of the final payment, which was recorded as a component of interest expense on the statement of operations for the three and nine months ended September 30, 2021.

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

The amended and restated credit and security agreement also has a material adverse event clause. If the minimum revenue covenant becomes applicable and the Company fails to comply with it, or a material adverse change as defined in the agreement occurs, the amounts due under the amended and restated credit and security agreement could be declared immediately due and payable. As of September 30, 2021, the Company was compliant with all financial covenants.

Term loan borrowings under the 2021 credit facility accrue interest monthly at a floating interest rate equal to the greater of (i) prime rate plus 2.75% or (ii) 6.0% per annum. Following an interest-only period of 24 months (if the second tranche is undrawn), or 36 months (if the second tranche is drawn), principal is due in equal monthly installments through Maturity Date. Upon the Maturity Date, the Company will be obligated to pay a final payment equal to 4.75% of the total principal amounts borrowed under the facility. The final payment amount is being accreted to the carrying value of the debt using the straight-line method, which approximates the effective interest method. As of September 30, 2021, the carrying value of the 2021 term loan was approximately $55.1 million, all of which is presented as long-term debt in the Company’s condensed consolidated balance sheet as of September 30, 2021. In connection with the planned merger with Pacira, the Company evaluated the terms of the 2021 Amended Credit Agreement and determined the agreement will require acceleration of payments upon a change of control.

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

As of September 30, 2021, annual principal and interest payments due under the term loan were as follows:

Year	Aggregate Minimum Payments (in thousands)
2021	568
2022	3,346
2023	10,907
2024	20,710
2025	19,587
Thereafter	13,523
Total	$68,641
Less interest	(11,029)
Less unamortized portion of final payment	(2,525)
Total	$55,087

Revolving Credit Facility

Borrowings under the 2021 Amended Credit Agreement revolving credit facility accrue interest monthly at a floating interest rate equal to the greater of (i) the Prime Rate plus 1.75% or (ii) 5.00%. In addition to paying interest on any amounts borrowed under the revolving credit facility, the Company may owe an unused revolving line facility fee equal to 0.25% per annum of the average unused portion of the revolving line, multiplied by the difference between the total amount available to be borrowed (the “Revolving Commitment Amount”) and the greater of the average outstanding revolver balance and 25% of the Revolving Commitment Amount.

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

Debt discount and issuance costs of $68.9 million are being amortized to interest expense over the life of the 2024 Convertible Notes using the effective interest rate method. As of September 30, 2021, the stated interest rate was 3.375%, and the effective interest rate was 9.71%. Interest expense related to the 2024 Convertible Notes for the three and nine months ended September 30, 2021, was $4.1 million and $12.2 million, including $2.4 million and $7.2 million, related to amortization of the debt discount.

The table below summarizes the carrying value of the 2024 Convertible Notes as of September 30, 2021:

(in thousands)
Gross proceeds	$201,250
Portion of proceeds allocated to equity component (additional paid-in capital)	(64,541)
Debt issuance costs	(6,470)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,075
Amortization of debt discount and debt issuance costs	38,104
Carrying value 2024 Convertible Notes	$170,418

10. Stock-Based Compensation

Stock Option Valuation

The fair value of each of the Company’s stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Risk-free interest rates	0.96 - 1.12%	0.47%	0.96 - 1.28%	0.47 - 1.79%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	71.8 - 71.9%	72.5%	71.8 - 72.4%	65.4 - 72.5%

The following table summarizes stock option activity for the nine months ended September 30, 2021:

(In thousands, except per share amounts)	Shares Issuable Under Options	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2020	4,592	$17.77
Granted	587	8.30
Exercised	(43)	3.40
Cancelled	(837)	18.81
Outstanding as of September 30, 2021	4,299	$16.42
Options vested and expected to vest at September 30, 2021	4,299	$16.42
Options exercisable at September 30, 2021	3,302	$17.91

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. Options to purchase a total of 42,682 shares of the Company’s common stock, with an aggregate intrinsic value of approximately $386,138, were exercised during the nine months ended September 30, 2021.

At September 30, 2021 and 2020, there were options for the purchase of 4,299,337 and 4,753,623 shares of the Company’s common stock outstanding, respectively, with a weighted average remaining contractual term of 6.0 years and 6.5 years, respectively, and with a weighted average exercise price of $16.42 and $17.74 per share, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020, was $5.28 and $8.86 per share, respectively.

Restricted Stock Units

During the nine months ended September 30, 2021, the Company awarded 1,169,320 restricted stock units (“RSUs”) to employees at a weighted average grant date fair value of $10.79 per share. The majority of the RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee’s continued employment with, or services to, the Company on each vesting date. Compensation expense is recognized on a straight-line basis.

Included in the 2021 RSU awards was a grant of 106,100 RSUs to the Company’s chief executive officer. These RSUs have two performance conditions relating to achieving a certain revenue threshold for the year ending December 31, 2021, as well as progressing at least one of the Company’s current pipeline assets. The number of shares ultimately eligible for vesting under the RSU award will depend upon the degree to which the performance conditions are achieved. The maximum number of shares that are eligible for vesting under the award is 159,150, which would be earned based on 150% achievement of the performance conditions. The portion of the RSUs eligible for vesting will vest in four substantially equal installments starting in 2022 upon confirmation of such performance metrics being achieved and thereafter on January 1 of the subsequent three years so that all of such shares will have vested on January 1, 2025, subject to the employee’s continued employment with, or services to, the Company on each vesting date. As of September 30, 2021, the Company concluded that it was not probable that either performance condition would be met. Therefore, no expense has been recognized on these awards during the three and nine months ended September 30, 2021.

The following table summarizes the RSU activity for the nine months ended September 30, 2021:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2020	2,193	$14.15
Granted	1,169	10.79
Vested/Released	(626)	14.57
Cancelled	(490)	13.42
Nonvested Balance as of September 30, 2021	2,246	$12.45

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs and shares purchased under the Employee Stock Purchase Plan for the three and nine months ended September 30, 2021 and 2020, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Research and development	$1,166	$1,403	$3,469	$4,692
Selling, general and administrative	3,030	3,556	9,342	8,705
Total	$4,196	$4,959	$12,811	$13,397

As of September 30, 2021, unrecognized stock-based compensation expense for stock options outstanding was approximately $6.7 million, which is expected to be recognized over a weighted average period of 2.5 years. As of September 30, 2021, unrecognized stock-based compensation expense for RSUs outstanding was $21.9 million, which is expected to be recognized over a weighted average period of 2.3 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(30,312)	$(24,638)	$(81,076)	$(94,059)
Net loss:	$(30,312)	$(24,638)	$(81,076)	$(94,059)
Denominator:
Weighted average common shares outstanding, basic and diluted	50,265	49,298	50,027	43,563
Net loss per share, basic and diluted	$(0.60)	$(0.50)	$(1.62)	$(2.16)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Shares issuable upon conversion of the 2024 Convertible Notes	7,515	7,515	7,515	7,515
Stock options	4,676	4,986	4,579	4,946
Restricted stock units	2,301	2,058	2,350	1,485
Total	14,492	14,559	14,444	13,946

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

The lease cost for the Amended Lease (including the expense relating to the original Lease) for the three and nine months ended September 30, 2021, amounted to $0.5 million and $1.4 million for each of the three and nine months ended September 30, 2021 and 2020, respectively, and was included in operating expenses. As of September 30, 2021, the remaining lease term on the Amended Lease was 3.6 years, which includes the 18-month extension resulting from the amendment signed in June 2019.

Woburn Lease

In February 2017, the Company entered into a five-year lease for laboratory space located in Woburn, Massachusetts, with a monthly lease payment of approximately $15,000, which increases over the term of the lease, plus a share of operating expenses. The lease cost for the Woburn lease amounted to $58,000 and $150,000 for the three and nine months ended September 30, 2021 respectively, as compared to $46,000 and $139,000, respectively, for the same periods in the prior year, and was included in operating expenses.

In June 2021, the Company amended the Woburn lease to extend the term of the lease through February 29, 2024. Starting in March 2022, the Company’s minimum monthly lease payment will be approximately $20,400, which increases over the term of the amended lease. The Company accounted for the amended lease as a modification that is not a separate contract from the original lease, as the amended lease does not contain any additional rights, and recorded an incremental right-of-use asset and lease liability of $0.4 million, which represents the present value of the lease payments over the remaining lease term of 2.7 years, discounted at 8.4%. As of September 30, 2021, the remaining lease term on the Woburn lease, as amended, was 2.4 years.

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

As of September 30, 2021, the remaining lease term on the Patheon lease was 6.1 years. The lease cost for the three and nine months ended September 30, 2021, amounted to $61,000 and $185,000, respectively, compared to $58,000 and $171,000, respectively, for the same periods in the prior year, and is included in inventory as part of manufacturing overhead.

The components of lease expense and related cash flows were as follows:

(In thousands)	For the three months ended September 30,		For the nine months ended September 30,
Operating lease cost	2021	2020	2021	2020
Operating lease cost included in operating expenses	$525	$513	$1,552	$1,540
Operating lease cost included in inventory	61	58	185	171
Total operating lease cost	586	571	1,737	1,711

Operating cash flows from operating leases	855	699	2,450	2,256

Maturities of lease liability due under these lease agreements as of September 30, 2021, were as follows:

Year	Operating Lease Obligations (In thousands)
2021	515
2022	2,087
2023	2,142
2024	1,975
2025	809
Thereafter	422
Present value of imputed interest	(2,115)
Total	$5,835

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

FX201-Related Agreements

In December 2017, the Company entered into a definitive agreement with GeneQuine Biotherapeutics GmbH (“GeneQuine”) to acquire the global rights to FX201. As part of the asset purchase transaction, the Company made an upfront payment to GeneQuine of $2.0 million. The upfront fee was attributed to the intellectual property acquired and recognized as research and development expense in December 2017 as the FX201 rights had not been commercially approved and had no alternative future use. In 2018, the Company paid GeneQuine $750,000 for initiating a GLP toxicology study of FX201. In addition, the Company paid GeneQuine $750,000 in November 2019 following the FDA acceptance of the Investigational New Drug (“IND”) application for FX201. The next milestone of $2.5 million was achieved in March 2020, when the first patient was treated in the Phase 1 clinical trial. The Company may also be required to make additional milestone payments during the development of FX201, including up to $4.5 million for the initiation of a Phase 2 proof of concept (“PoC”) clinical trial and, following successful PoC, up to an additional $51.5 million in development and global regulatory approval milestone payments. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination. Milestone payments earned prior to regulatory approval of FX201 are recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned upon regulatory approval would be recognized as an intangible asset and amortized to expense over its estimated life. As of September 30, 2021, no other milestones under the arrangement were probable of being achieved. As part of the transaction, the Company became the direct licensee of certain underlying Baylor College of Medicine (“Baylor”) patents and other proprietary rights related to FX201 for human applications. The Baylor license agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patent and other proprietary rights directly related to FX201, with a similar non-exclusive license to certain Baylor intellectual property rights that are not specific to FX201. The license agreement with Baylor includes a low single-digit royalty on net sales of FX201 and requires the Company to use reasonable efforts to develop FX201 according to timelines set out in the license agreement. In December 2017, the Company also entered into a Master Production Services Agreement with SAFC Carlsbad, Inc., a part of MilliporeSigma, for the manufacturing of preclinical and initial clinical supplies of FX201. In addition, in February 2020 the Company entered into a manufacturing agreement with another vendor for clinical trial supply of FX201 through Phase 3 clinical trials.

FX301-Related Agreements

In September 2019, the Company entered into a definitive agreement with Xenon Pharmaceuticals, Inc. (“Xenon”) that provides the Company with the global rights to develop and commercialize XEN402, Xenon’s NaV1.7 inhibitor known as funapide, formulated for extended release with a novel, Flexion proprietary thermosensitive hydrogel under the Company’s preclinical program known as FX301. The transaction was accounted for as an asset acquisition, as it did not qualify as a business combination. As part of the asset purchase transaction, the Company made an upfront payment to Xenon of $3.0 million. The upfront fee was attributed to the intellectual property acquired and was recognized as research and development expense in September 2019 as the FX301 product candidate had not been commercially approved and had no alternative future use. The next milestone of $0.5 million was achieved following the commencement of the GLP toxicology study. This milestone was recognized as research and development expense in the first quarter of 2020. The Company also paid $1.0 million when the IND was cleared by FDA in February 2021 and $2.0 million upon the initiation of the Phase 1b clinical trial in March 2021. These milestones were recognized as research and development expenses in the first quarter of 2021. The Company may also be required to make additional milestone payments during the development of FX301, including up to $5.0 million through initiation of a Phase 2 PoC clinical trial and, following successful PoC, up to $40.8 million in development and global regulatory approval milestone payments and up to an additional $75.0 million in sales-related milestone payments. Future milestone payments earned prior to regulatory approval of FX301 would be recognized as research and development expense in the period when the milestone events become probable of being achieved. Future milestones earned subsequent to regulatory approval would be recognized as an intangible asset and amortized to expense over the estimated life of FX301. As of September 30, 2021, no other milestones under the arrangement were probable of being achieved. As part of the transaction, the Company became the direct licensee of certain underlying Xenon patents and other proprietary rights related to XEN402 for human applications. The Xenon agreement grants the Company an exclusive, royalty-bearing, world-wide right and license (with a right to sublicense) for human applications under its patents directly related to XEN402, with a similar royalty-free license to other Xenon proprietary rights directly related to XEN402. The agreement with Xenon includes a tiered royalty ranging from mid-single digits to low double digits that is based on aggregate annual net sales of FX301 and requires the Company to use reasonable efforts to develop FX301 according to timelines set out in the agreement.

Legal Proceedings

Between October 22, 2021, and November 10, 2021, eleven complaints were filed in federal court by purported stockholders of Flexion regarding the Merger. The first complaint was filed on October 22, 2021, in the United States District Court for the Southern District of New York and is captioned Elaine Wang v. Flexion Therapeutics, Inc., et al., Case No. 1:21-cv-08693. The second complaint was filed on October 28, 2021, in the United States District Court for the Southern District of New York and is captioned Marc Waterman v. Flexion Therapeutics, Inc., et al., Case No. 1:21-cv-08804 (S.D.N.Y filed October 28, 2021). The third complaint was filed on October 28, 2021, in the United States District Court for the Southern District of New York and is captioned Melinda Turkington v. Flexion Therapeutics, Inc., et al., Case No. 1:21-cv-08817. The fourth complaint was filed on November 1, 2021, in the United States District Court for the Southern District of New York and is captioned Barbara Hart v. Flexion Therapeutics, Inc., et al., Case No. 1:21-cv-08919. The fifth complaint was filed on November 1, 2021, in the United States District Court for the Southern

District of New York and is captioned Lee Beary v. Flexion Therapeutics, Inc., et al., Case No. 1:21-cv-08925. The sixth complaint was filed on November 2, 2021, in the United States District Court for the Southern District of New York and is captioned Katherine Finger v. Flexion Therapeutics, Inc., et al., Case No. 1:21-cv-09032. The seventh complaint was filed on November 2, 2021, in the United States District Court for the Eastern District of New York and is captioned David Gruver v. Flexion Therapeutics, Inc., et al., Case No. 1:21-cv-06106. The eighth complaint was filed on November 3, 2021, in the United States District Court for the Southern District of New York and is captioned Theodore Meshover v. Flexion Therapeutics, Inc., et al., Case No. 1:21-cv-09043. The ninth complaint was filed on November 4, 2021, in the United States District Court for the District of Delaware and is captioned Sam Carlisle v. Flexion Therapeutics, Inc., et al., Case No. 1:21-cv-01572-UNA. The tenth complaint was filed on November 4, 2021, in the United States District Court for the Eastern District of Pennsylvania and is captioned Alex Ciccotelli v. Flexion Therapeutics, Inc., et al., Case No. 2:21-cv-04885. The eleventh complaint was filed on November 10, 2021, in the United States District Court for the District of Delaware and is captioned James Murray v. Flexion Therapeutics, Inc., et al., Case No. 1:21-cv-01590-UNA (collectively, the “Complaints”). The Complaints name as defendants Flexion and each member of Flexion’s board of directors (the “Flexion Defendants”). The Waterman complaint additionally names as defendants Pacira and Purchaser (the “Pacira Defendants”). The plaintiffs generally contend that the Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 22, 2021, has omitted or misrepresented material information regarding the Merger. The Hart complaint additionally alleges that Flexion engaged in an insufficient sales process and that members of Flexion’s board of directors and Flexion’s management had conflicts of interest with Flexion’s stockholders. The Complaints allege violations of Section 14(d) and/or Section 14(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) against all Flexion Defendants and assert violations of Section 20(a) of the Exchange Act against the members of Flexion’s board of directors. The Waterman complaint additionally alleges violations of Section 14(d), Section 14(e), and Section 20(a) of the Exchange Act against the Pacira Defendants. The Complaints collectively seek, among other relief, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement; (ii) rescission and/or rescissory damages in the event the transactions contemplated by the Merger Agreement are consummated; (iii) other damages purportedly incurred on account of defendants’ alleged misstatements or omissions; (iv) disclosure of certain information requested by the plaintiffs; (v) declaratory relief stating defendants violated the Exchange Act; and (vi) an award of plaintiffs’ expenses and attorneys’ fees. The Flexion Defendants have been served with the Wang complaint and the Hart complaint, but have not been served with any of the other Complaints. On November 12, 2021, the Company filed a Schedule 14D-9/A containing certain supplemental disclosures in order to moot the claims alleged in the Complaints. The Flexion Defendants’ deadline to respond to the Wang complaint is December 27, 2021, and the Flexion Defendants’ deadline to respond to the Hart complaint is January 3, 2022.

Each of the Flexion Defendants and the Pacira Defendants intend to vigorously defend these actions. The Company believes that the Complaints are without merit and has not recorded an expense related to the outcome of these litigations because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.

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

Forward-Looking Statements

This discussion and analysis contains “forward-looking statements”—as defined in Section 21E of the Exchange Act—which are statements related to future, not past, events and reflect our current expectations regarding future development activities, results of operations, financial condition, cash flow, performance, and business prospects and opportunities, as well as assumptions made by and information currently available to our management. Forward-looking statements include any statement that does not directly relate to a current historical fact. We have tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should,” and similar expressions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievement. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. The forward-looking statements in this Quarterly Report on Form 10-Q, other than the statements regarding the proposed acquisition by Pacira BioSciences, Inc. (“Pacira”), do not assume the consummation of the proposed acquisition unless specifically stated otherwise.

Forward-looking statements include, without limitation, statements regarding the anticipated consummation and timing of the acquisition of Flexion by Pacira and payments that may be made upon the satisfaction of specified milestones, which are each based on Pacira’s and Flexion’s current expectations and inherently involve significant risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of these risks and uncertainties, which include, without limitation, risks related to Pacira’s ability to complete the transaction on the proposed terms and schedule or at all; whether the tender offer conditions will be satisfied; whether sufficient stockholders of Flexion tender their shares in the transaction; the outcome of legal proceedings instituted against Flexion and/or others relating to the transaction; the failure (or delay) to receive the required regulatory approvals relating to the transaction; the possibility that competing offers will be made; risks related to future opportunities and plans for Flexion and its products, including uncertainty of the expected financial performance of Flexion and its products, including whether the milestones will ever be achieved; and the occurrence of any event, change, or other circumstance that could give rise to the termination of the acquisition agreement, as well as other risks related to Pacira’s and Flexion’s businesses detailed from time-to-time under the caption “Risk Factors” and elsewhere in Pacira’s and Flexion’s respective SEC filings and reports, including their respective Annual Reports on Form 10-K for the year ended December 31, 2020, and subsequent quarterly and current reports filed with the SEC.

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

We were incorporated in Delaware in November 2007, and, to date, we have devoted substantially all of our resources to developing our product candidates, including conducting clinical trials with our product candidates, preparing for and undertaking the commercialization of ZILRETTA, providing general and administrative support for these operations, and protecting our intellectual property. From our inception through September 30, 2021, we have funded our operations primarily through the sale of our common stock, convertible preferred stock, and convertible debt, as well as debt financing. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or third-party funding, and licensing or collaboration arrangements.

Proposed Acquisition by Pacira BioSciences, Inc.

On October 11, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pacira and Oyster Acquisition Company Inc., a Delaware corporation and wholly owned subsidiary of Pacira (“Purchaser”). Pursuant to the Merger Agreement, on October 22, 2021, Purchaser commenced a tender offer (the “Offer”) to purchase each issued and outstanding share of our common stock (the “Shares”) at an offer price of (i) $8.50 per Share in cash, net of applicable withholding taxes and without interest, plus (ii) one non-transferable contractual contingent value right per Share, which will represent the right to receive one or more contingent payments up to $8.00 in the aggregate, in cash, net of applicable withholding taxes and without interest, upon the achievement of specified milestones on or prior to December 31, 2030.

Promptly following the completion of the Offer, upon the terms and subject to the conditions of the Merger Agreement, Purchaser will merge with and into Flexion (the “Merger”), with Flexion continuing as the surviving corporation and as a wholly owned subsidiary of Pacira. The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, which permits completion of the Merger without a vote of the holders of our common stock upon the acquisition by Purchaser of a majority of the aggregate voting power of our common stock. As a result of the Merger, we will cease to be a publicly traded company.

The Merger Agreement contains customary representations and warranties. The Merger is expected to close before the end of the calendar year 2021, subject to the satisfaction or waiver of customary closing conditions, including, among others, that the number of Shares tendered in the Offer represent at least one Share more than 50% of the total number of Shares at the time of the expiration of the Offer. The Merger Agreement provides Pacira and Flexion with certain termination rights and, under certain circumstances, may require us to pay Pacira a termination fee of $18.0 million.

For additional information related to the Merger Agreement, refer to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company filed with the SEC on October 22, 2021, together with the exhibits and annexes thereto and as amended or supplemented from time to time. Please also see “Item 1A. Risk Factors—Risks Related to Our Pending Acquisition by Pacira.

Q3 2021 Commercial Performance

ZILRETTA net sales in the third quarter were $21.3 million. We believe that our commercial performance reflects the adverse impacts of several key factors.

First, in August, we introduced a ZILRETTA price increase coupled with an “off-invoice discount” (OID) program intended to mitigate the impacts of the increase. As part of this program, providers have the ability to earn higher discounts in exchange for purchasing more units in each order. In conjunction with those changes, we revised the discount tiers such that the discounts offered at the lowest purchasing tiers were less than they were prior to the implementation of the OID program. Our goal was to incentivize higher purchasing volumes by healthcare practices; however, some accounts were reluctant to increase order sizes in amounts sufficient to obtain the more favorable cost recovery available in the higher discount tiers. We believe that this program had the unanticipated effect of causing accounts to purchase less product than we had forecast.

Second, COVID-19 and the emergence of the Delta variant resulted in reduced patient flows and restricted our Musculoskeletal Business Managers’ (MBMs) ability to access key office personnel. These restrictions were particularly acute in August and September as COVID cases spiked in a number of key regions.

Third, net sales in the quarter were reduced due to several unanticipated manufacturing batch failures in late 2020 and in the first half of 2021 that contributed to short-dated ZILRETTA inventory in the distribution channel, resulting in smaller order sizes by physician practices and product returns from specialty distributors. The product returns were a consequence of the drop in demand during the quarter. If demand had been in line with our forecast, significantly more inventory would have been consumed, and we anticipate that we would have avoided having short-dated product in the channel. We adjusted our manufacturing process to address the batch failures, and subsequent batches have fully met our product specifications and have been entered into the supply chain. These new batches have greater than 12 months of expiry remaining, which is consistent with the product dating that we were selling prior to the pause in manufacturing due to COVID-19.

Pipeline Updates

ZILRETTA/FX006 (triamcinolone acetonide extended-release injectable suspension) - IA treatment for OA

ZILRETTA is the first and only extended-release IA therapy for patients confronting OA-related knee pain. In September 2021, we announced the inclusion of ZILRETTA in the American Academy of Orthopaedic Surgeons (AAOS) updated evidence-based clinical practice guidelines for the management of OA of the knee. The AAOS guidelines reflect a moderate recommendation for the use of intra-articular (IA) corticosteroids for patients with symptomatic OA of the knee. The recommendation follows a review of data from 25 studies assessing IA corticosteroids. Included in its rationale is a differential analysis of extended-release intra-articular steroid, of which ZILRETTA is the only available product, versus immediate-release IA corticosteroids, where AAOS analyses demonstrated that it can, “be used over immediate-release corticosteroids to improve patient outcomes.”

In addition to knee OA, we believe that ZILRETTA’s extended-release profile may also provide effective treatment for OA pain in other large joints, including the shoulder and in August results from the Phase 2 pharmacokinetic (“PK”) trial assessing the safety and general tolerability of ZILRETTA in OA of the shoulder were published in Drugs in R&D. PK and safety profiles of ZILRETTA were similar to those reported in Phase 3 studies of patients with knee OA. Plasma PK findings from this study were also consistent with the extended release of triamcinolone acetonide (“TA”) within the synovial fluid following an IA injection of ZILRETTA in the knee. Plasma PK data indicate the total and maximal exposure to TA was approximately two-thirds lower in patients treated with ZILRETTA compared to triamcinolone acetonide in crystalline suspension. With respect to our plans to initiate a registration study in shoulder OA by end of year, based on recent interactions with FDA, we are currently reassessing the proposed study design and determining the best path forward given FDA’s feedback.

At the American College of Rheumatology (ACR) annual meeting in November we presented data from our open-label Phase 3b trial assessing the effect of a single administration of ZILRETTA on synovitis in 129 patients with knee OA. In patients with knee OA and baseline synovitis (n=102), ZILRETTA significantly reduced synovial tissue volume at Week 6 (primary endpoint). These patients also reported improvements in WOMAC-A (pain), B (stiffness), and C (function) and KOOS-QoL scores through Week 24. ZILRETTA was well tolerated and there were no new or unexpected adverse events.

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

In June 2021, the SAD phase of the study was fully enrolled, and, as of November 1, 2021, 65 patients had been treated across all cohorts including the expansion groups. The most commonly observed treatment-related adverse events (“AEs”) observed in the trial have been pain, swelling, and effusion, and, in the second quarter, we made the strategic decision to investigate pretreatment with an intra-articularly administered immediate-release steroid prior to FX201 administration as a means to mitigate potential AEs. We expect to treat up to 38 patients with a pretreatment regimen. In October 2021, we presented initial data from the mid-dose cohort of the open-label FX201 Phase 1 single ascending dose phase of the trial in patients with knee OA via a poster at the 2021 European Society of Gene & Cell Therapy (ESGCT) annual meeting. Preliminary results indicate that seven of eight patients treated with the mid dose of FX201 experienced a reduction of pain and functional improvement from baseline out to Week 24. The mid dose of FX201 was generally well-tolerated in all eight patients with moderate-to-severe knee OA.

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

These data formed the basis of our IND application for FX301, which the FDA cleared in February 2021. In March 2021, we announced the treatment of the first patient in a Phase 1b proof-of-concept trial evaluating the safety and tolerability of FX301 administered as a single-dose, popliteal fossa block (a commonly used nerve block in foot and ankle-related surgeries) in patients undergoing bunionectomy. The Phase 1b randomized, double-blind, placebo-controlled study is being conducted in two parts, the SAD portion investigated FX301 at low and high doses of funapide administered at two volumes in four cohorts of patients undergoing bunionectomy. A total of 48 patients (12 patients per cohort), were randomized to receive either FX301 or placebo. A Safety Monitoring Committee reviewed data from each dose cohort before the study escalated into higher doses. In July 2021, we fully enrolled the SAD portion of the trial, and following an assessment of safety, systemic exposure and efficacy data by an internal review committee, we made the decision to expand the study. In the expansion cohort, an additional 36 patients will be randomized (1:1) to receive either FX301 at the selected dose (130 mg/low volume) or placebo to further assess the safety, tolerability, systemic exposure, and efficacy of FX301 as a single-injection analgesic nerve block adjacent to the sciatic nerve of the popliteal fossa. Based on the current pace of enrollment in the expansion cohort, we anticipate having data available in the first quarter of 2022.

Financial Overview

Revenue

Product Revenue

Net product sales consist of sales of ZILRETTA, which was approved by the FDA on October 6, 2017, and launched in the United States in October 2017. We had not generated any revenue prior to the launch of ZILRETTA.

License Revenue

On March 30, 2020, we entered into an exclusive license agreement with HK Tainuo and Jiangsu Tainuo, a subsidiary of China Shijiazhuang Pharmaceutical Co, Ltd., for the development and commercialization of ZILRETTA in Greater China (consisting of mainland China, Hong Kong and Macau, and Taiwan). Under the terms of the agreement, HK Tainuo paid us an upfront payment of $10.0 million, of which $5.0 million was received as of June 30, 2020, and the remaining $5.0 million was received as of September 30, 2020. We are also eligible to receive up to $32.5 million in aggregate development, regulatory, and commercial sales milestone payments. All payments received from HK Tainuo are subject to applicable Hong Kong withholding taxes. HK Tainuo is responsible for the clinical development, product registration, and commercialization of ZILRETTA in Greater China, and Jiangsu Tainuo serves as the guarantor of HK Tainuo’s obligations and responsibilities under the agreement. We are solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license agreement, will be covered by a separate supply agreement. All amounts owed to us are nonrefundable and non-creditable once paid. We concluded that the license and supply obligations were not distinct performance obligations, and therefore the transaction price will be recognized as revenue as our supply obligation is fulfilled over the term of the supply agreement, which has not yet commenced. No revenue was recognized associated with this contract as of September 30, 2021.

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

Our research and development expenses are expected to increase for the foreseeable future. While the duration of COVID-19 and its impact on our ability to conduct clinical development are highly uncertain, we expect that a return to normal operations will likely result in an increase in future research and development expenses. Specifically, our costs will increase as we conduct additional clinical trials for ZILRETTA, including our planned registration trial in shoulder OA, and conduct further development activities for our pipeline programs, including our on-going clinical trials of FX201 and FX301.

We cannot determine with certainty the duration of and completion costs associated with ongoing and future clinical trials or the associated regulatory approval process, post-marketing development of ZILRETTA, or development of any product candidates in our pipeline. The duration, costs, and timing associated with the further development of ZILRETTA or the development of other product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials, as well as the status and timing of the Merger. As a result of these uncertainties, we are currently unable to estimate with any precision our future research and development expenses for expanded indications for ZILRETTA or the product candidates in our pipeline.

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

Interest expense

Interest expense consists of contractual interest on our 2024 Convertible Notes, which accrue interest at a rate of 3.375% per annum, payable semi-annually, our term loan facility, which, accrues interest at a floating interest rate equal to the greater of the prime rate as reported in the Wall Street Journal plus 2.75% or 6.0% per annum, and our revolving credit facility, which accrues interest at a floating interest rate equal to the greater of the prime rate as reported in the Wall Street Journal plus 1.75% or 5.0% per annum. Also included in interest expense is the amortization of the final payment on the 2021 term loan, the loss on debt extinguishment related to the 2019 term loan, and the debt discount related to the convertible notes, which is being amortized to interest expense using the effective interest method over the expected life of the debt.

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

We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following tables summarize our results of operations for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,
(In thousands)	2021	2020	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$21,326	$23,664	$(2,338)	(9.9)%
Operating expenses:
Cost of sales	3,727	5,130	(1,403)	(27.3)%
Research and development	14,771	10,092	4,679	46.4%
Selling, general and administrative	26,986	27,312	(326)	(1.2)%
Total operating expenses	45,484	42,534	2,950	6.9%
Loss from operations	(24,158)	(18,870)	(5,288)	28.0%
Other (expense) income:
Interest income	54	62	(8)	(12.9)%
Interest expense	(5,787)	(5,125)	(662)	12.9%
Other expense	(421)	(457)	36	(7.9)%
Total other (expense) income	(6,154)	(5,520)	(634)	11.5%
Loss before income taxes	(30,312)	(24,390)	(5,922)	24.3%
Income tax expense	—	248	(248)	NM
Net loss	$(30,312)	$(24,638)	(5,674)	23.0%

	Nine Months Ended September 30,
(In thousands)	2021	2020	Change	% Increase/ (Decrease)
Revenues:
Product revenue, net	$74,090	$59,242	$14,848	25.1%
Operating expenses:
Cost of sales	14,791	12,887	1,904	14.8%
Research and development	41,487	43,733	(2,246)	(5.1)%
Selling, general and administrative	81,993	81,341	652	0.8%
Total operating expenses	138,271	137,961	310	0.2%
Loss from operations	(64,181)	(78,719)	14,538	(18.5)%
Other (expense) income:
Interest income	531	584	(53)	(9.1)%
Interest expense	(16,156)	(14,848)	(1,308)	8.8%
Other expense	(1,270)	(581)	(689)	118.6%
Total other (expense) income	(16,895)	(14,845)	(2,050)	13.8%
Loss before income taxes	(81,076)	(93,564)	12,488	(13.3)%
Income tax expense	—	495	(495)	NM
Net loss	$(81,076)	$(94,059)	12,983	(13.8)%

Product Revenue

The following table presents the adjustments deducted from gross product revenue to arrive at net product revenue for sales of ZILRETTA during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except for % of sales)	2021	% of Sales	2020	% of Sales	2021	% of Sales	2020	% of Sales
Product revenue, gross	$30,825	100.0%	$27,704	100.0%	$95,283	100.0%	$68,498	100.0%
Adjustments to product revenue, gross
Provider discounts and rebates	(3,245)	(10.5)%	(1,329)	(4.8)%	(9,048)	(9.5)%	(2,757)	(4.0)%
Estimate of product returns	(3,421)	(11.1)%	(136)	(0.5)%	(3,640)	(3.8)%	(345)	(0.5)%
All other	(2,833)	(9.2)%	(2,575)	(9.3)%	(8,505)	(8.9)%	(6,154)	(9.0)%
Product revenue, net	$21,326	69.2%	$23,664	85.4%	$74,090	77.8%	$59,242	86.5%

Net product revenue for the three months ended September 30, 2021 and 2020, was $21.3 million and $23.7 million, respectively. The number of ZILRETTA units sold period-over-period increased, which resulted in an increase in net revenue of $1.6 million, offset by a decrease of $3.9 million, which was attributable to a decrease in the net price per unit. The decrease in net price was due to an increase in returns of short-dated product, which resulted in a reduction of revenue of $3.4 million for the three months ended September 30, 2021. The decrease in net price was also attributed to the increase in rebates and discounts offered to healthcare providers, partially offset by an increase in our gross sales price in the third quarter of 2021.

Net product revenue for the nine months ended September 30, 2021 and 2020, was $74.1 million and $59.2 million, respectively. The period-over-period increase was due to an increase in the number of ZILRETTA units sold, which resulted in an increase in net revenue of $20.3 million, offset by a decrease of $5.5 million, which was attributable to a decrease in the net price per unit primarily due to provider rebate offerings and other discounts and the aforementioned charge relating to product returns, partially offset by an increase in our gross sales price in the third quarter of 2021. Net revenue for the nine months ended September 30, 2020, included the adverse impact of COVID-19 on the operations of healthcare providers, which resulted in a material decline in net revenue as compared to our prior expectations.

For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Cost of Sales

Cost of sales was $3.7 million and $5.1 million for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, cost of sales was comprised of $1.8 million related to the actual cost of units sold and $0.7 million of period costs and other adjustments. In addition, cost of sales for the three months ended September 30, 2021 included a charge of $1.2 million related to the write-down of short-dated inventory that will not be sold prior to expiry. For the three months ended September 30, 2020, cost of sales was comprised of $2.0 million related to the actual cost of units sold and $3.1 million of unabsorbed overhead associated with the voluntary, temporary suspension of manufacturing activities at Patheon due to COVID-19 impacts on sales of ZILRETTA.

Cost of sales was $14.8 and $12.9 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, costs of sales consisted of $7.1 million related to the actual cost of units sold, $5.2 million of unabsorbed manufacturing and overhead costs related to the operation of the facility at Patheon, $1.8 million related to the write-down of short-dated inventory that will not be sold prior to expiry, and $0.7 million of period costs and other adjustments For the nine months ended September 30, 2020, cost of sales consisted of $5.6 million related to the actual cost of units sold, $6.5 million of unabsorbed manufacturing overhead, and $0.8 million of period costs and adjustments.

Research and Development Expenses

	Three Months Ended September 30,
(In thousands)	2021	2020	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$1,675	$1,043	$632	60.6%
FX201	3,358	831	2,527	304.1%
FX301	1,839	1,160	679	58.5%
Portfolio expansion	226	72	154	213.9%
Other	630	386	244	63.2%
Total direct research and development expenses	7,728	3,492	4,236	121.3%
Personnel and other costs	7,043	6,600	443	6.7%
Total research and development expenses	$14,771	$10,092	$4,679	46.4%

	Nine Months Ended September 30,
(In thousands)	2021	2020	Change	% Increase/ (Decrease)
Direct research and development expenses by program:
ZILRETTA	$4,319	$8,188	$(3,869)	(47.3)%
FX201	6,715	5,789	$926	16.0%
FX301	7,878	4,362	$3,516	80.6%
Portfolio expansion	691	279	412	147.7%
Other	1,593	1,284	309	24.1%
Total direct research and development expenses	21,196	19,902	1,294	6.5%
Personnel and other costs	20,291	23,831	(3,540)	(14.9)%
Total research and development expenses	$41,487	$43,733	$(2,246)	(5.1)%

Research and development expenses were $14.8 million and $10.1 million for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, development expenses for ZILRETTA increased by $0.6 million due to an increase in ZILRETTA life cycle management activities. Program expenses related to FX201 and FX301 increased by $2.5 million and $0.7 million, respectively, due to an increase in clinical trial activity, and portfolio expansion-related expenses increased by $0.4 million. Personnel and other costs also increased by $0.4 million due to an increase in salary and other employee-related costs and stock-based compensation expense.

Research and development expenses were $41.5 million and $43.7 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in research and development expense of $2.2 million was primarily due to a decrease of $3.9 million in development expense for ZILRETTA due to a reduction in ZILRETTA life cycle management activities, and a decrease of $3.5 million in salary and other employee-related costs and stock-based compensation expense related to lower headcount. Decreases were partially offset by an increase of $0.9 million related to FX201 due to increased clinical trial activity in 2021, offset by the $2.5 million milestone payment related to dosing the first human patient in the Phase 1 clinical trial that occurred in the first quarter of 2020 and an increase of $3.5 million related to FX301, which is attributed to the achievement of certain development milestones, including the clearing of the IND by FDA and the initiation of the Phase 1b clinical trial, both of which occurred in the first quarter of 2021, and a $0.7 million increase in costs related to our portfolio expansion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27.0 million and $27.3 million for the three months ended September 30, 2021 and 2020, respectively. Selling expenses were $17.8 million and $19.3 million for the three months ended September 30, 2021 and 2020, respectively. The year-over-year decrease in selling expenses of $1.5 million was primarily due to lower headcount, partially offset by the resumption of industry conferences and physician speaker programs and increase in business travel. General and administrative expenses were $9.2 million and $8.0 million for the three months ended September 30, 2021 and 2020, respectively, which represents an increase of $1.2 million. The increase was largely attributable to acquisition costs related to the merger agreement with Pacira.

Selling, general and administrative expenses were $82.0 million and $81.3 million for the nine months ended September 30, 2021 and 2020, respectively. Selling expenses were $55.7 million and $56.5 million for the nine months ended September 30, 2021 and 2020, respectively. The year-over-year decrease in selling expenses of $0.8 million was primarily due to lower headcount and a reduction in operating expenses, partially offset by the partial resumption of industry conferences and physician speaker programs and increases in business travel. General and administrative expenses were $26.3 million and $24.8 million for the nine months ended September 30, 2021 and 2020, respectively, which represents an increase of $1.5 million. The year-over-year increase was largely attributable to acquisition costs related to the merger agreement with Pacira.

Other Income (Expense)

Interest income was $0.1 million for each of the three months ended September 30, 2021 and 2020, respectively. Interest income was $0.5 million and $0.6 million for the nine months ended September 30, 2021 and 2020.The decrease in interest income was primarily due to a decrease in the average investment balance as well as a decrease in interest rates over the period

Interest expense was $5.8 million and $5.1 million for the three months ended September 30, 2021 and 2020, respectively. Interest expense was $16.2 million and $14.8 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in interest expense was attributed to the loss on debt extinguishment of $0.5 million recorded in connection with the 2021 Amended Credit Agreement, which resulted in the partial repayment of the final payment owed on the prior term loan agreement, as well as an increase in the amortization of the debt discount on the 2024 Convertible Notes.

We recorded other expense of $0.4 million for the three months ended September 30, 2021, compared to $0.5 million for the three months ended September 30, 2020. Other expense was $1.3 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in other expense was primarily due to changes in the price of debt securities, resulting in increased amortization of premiums, as well as an increase in foreign currency losses due to exchange rate fluctuations.

Liquidity and Capital Resources

For the nine months ended September 30, 2021, we generated $74.1 million in net product revenue. We have incurred significant net losses in each year since our inception, including net losses of $113.7 million, $149.8 million, and $169.7 million, for fiscal years 2020, 2019, and 2018, respectively, and $81.1 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $863.4 million. We anticipate that we will continue to incur losses over the next few years.

Since our inception through September 30, 2021, we have funded our operations primarily through the sale of our common stock and convertible preferred stock and convertible debt, and through venture debt financing, including amounts from our initial and follow-on public offerings, as well as our term loan and revolving credit facility and our 2024 Convertible Notes issuance. This funding is necessary to support the commercialization of ZILRETTA and to perform the research and development activities required to develop our other product candidates in order to generate potential future revenue streams. We may not be able to obtain financing on acceptable terms, or at all. In particular, as a result of the COVID‑19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly, and more dilutive.

We expect that our research and development expenses will increase in 2021 and beyond and, as a result, we may need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt and convertible debt financings, government or other third-party funding, and licensing or collaboration arrangements.

If the recent decrease in revenue as compared to our expectations continues, we anticipate that absent raising additional capital through financing or other transactions, our cash balance is likely to decrease below $100.0 million within the next twelve months. If this occurs, under the terms of the 2021 Amended Credit Agreement, we would become subject to a minimum revenue covenant and we believe there is substantial risk that we would fail to meet the minimum revenue covenant at that time or shortly thereafter. If we become subject to the minimum revenue covenant and fail to comply with it, the lenders could elect to declare all amounts outstanding to be immediately due and payable. While we would expect to request a waiver from the lenders, there can be no assurances that such a request would be granted or would not be conditioned on additional terms or concessions, or that we would be able to raise additional capital to avoid application of the minimum revenue covenant. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that the financial statements are issued.

As of September 30, 2021, we had cash, cash equivalents, and marketable securities of $142.1 million. Management believes that current cash, cash equivalents, and marketable securities on hand at September 30, 2021, and taking into account our plans to reduce operating expenses, request a waiver of the minimum revenue covenant from the lenders, and remain opportunistic with respect to raising additional capital through financing or other transactions, should be sufficient to fund operations for at least the next twelve months from the issuance date of these financial statements. However, as we are expecting to close the planned merger with Pacira prior to the end of 2021, none of the above actions have been taken or have been approved to be taken and therefore cannot be considered in Management’s going concern evaluation as a mitigating action.

We have concluded that without taking into consideration the planned merger with Pacira, Management’s plans do not alleviate the substantial doubt about our ability to continue as a going concern. As the planned merger transaction with Pacira has not occurred as of the issuance of these financial statements, it also cannot be considered within Management’s plans to alleviate the conditions raised around substantial doubt. As a result, in accordance with the requirements of ASC 205-40, management has concluded that it is required to disclose that substantial doubt exists about our ability to continue as a going concern for one year from the date the financial statements included in this report are issued.

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

On November 4, 2020, we entered into a Distribution Agreement with Goldman Sachs & Co. LLC and Credit Suisse Securities (USA) LLC (collectively, the “Managers”) relating to the issuance and sale from time to time of up to $100,000,000 of shares of our common stock. Under the terms of the Distribution Agreement, we will pay the Managers a commission of up to 3% of the gross sales price of any shares sold. As of September 30, 2021, 134,048 shares had been sold under the Distribution Agreement, for total net proceeds of $1.7 million.

We are subject to a variety of specified liquidity and capitalization restrictions under the Merger Agreement. Unless we obtain Pacira’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed) and except (i) as required or expressly contemplated by the Merger Agreement, (ii) as required by applicable law or (iii) as set forth in the confidential disclosure schedule we delivered to Pacira, we may not, among other things and subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends, acquire assets, securities or property, dispose of businesses or assets, enter into material contracts or make certain additional capital expenditures.

The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows used in operating activities	$(51,441)	$(60,819)
Cash flows provided by (used in) investing activities	60,234	(10,665)
Cash flows provided by financing activities	20,327	117,868
Net increase in cash and cash equivalents	$29,120	$46,384

Net Cash Used in Operating Activities

Operating activities used $51.4 million of cash in the nine months ended September 30, 2021. Cash used in operating activities resulted primarily from our net loss for the period of $81.1 million, partially offset by changes in our operating assets and liabilities of $2.9 million and non-cash charges of $26.7 million. Changes in our operating assets and liabilities consisted primarily of a $0.7 million decrease in accounts receivable and an increase of $6.0 million in accounts payable and accrued expense, partially offset by a $1.5 million increase in prepaid expenses and other current assets, a $1.0 million increase in inventory, and a $1.1 million decrease in lease liabilities primarily due to principal lease payments. Our non-cash charges consisted primarily of $12.8 million of stock-based compensation expense, $7.8 million related to the amortization of the debt discount and debt issuance costs related to the 2024 Convertible Notes, $1.3 million related to the amortization of right-of-use assets, $1.6 million of depreciation, $0.5 million of non-cash interest expense related to amortization of the final payment due on the 2021 term loan, $0.4 million of amortization of premiums paid for the purchase of marketable securities, $0.5 million related to the loss of debt extinguishment, and $1.8 million related to the provision for inventory for the write-down of short-dated ZILRETTA inventory that is not expected to be sold prior to expiry.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $60.2 million in the nine months ended September 30, 2021. Net cash provided by investing activities consisted primarily of cash received for the redemption and sale of marketable securities of $67.1 million, partially offset by cash used to purchase marketable securities of $5.2 million and capital expenditures of $1.7 million, primarily relating to the purchase of equipment associated with the expansion of our manufacturing facilities at Patheon.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $20.3 million for the nine months ended September 30, 2021, which consisted of $55.0 million and $20.0 million of additional term loan and revolving credit facility borrowings, respectively, under the 2021 Amended Credit Agreement, $0.9 million related to employee stock purchases through our employee stock purchase plan, and $1.7 million related to the net proceeds received from the sale of common stock under our Distribution Agreement. Increases were partially offset by a decrease of $56.9 million of principal payments and partial repayment of the final payment under the 2019 term loan, $0.2 million related the payment of debt issuance costs related to the 2021 Amended Credit Agreement, and $0.1 million of public offering costs paid during the period.

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

Convertible Notes

On May 2, 2017, we issued $201.3 million aggregate principal amount of 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.375% per year, payable semi-annually in arrears on May and

November 1st of each year. The 2024 Convertible Notes will mature on May 1, 2024, unless repurchased or converted earlier. The 2024 Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election (subject to certain limitations in the 2015 term loan), at a conversion rate of approximately 37.3413 shares of common stock per $1,000 principal amount of the 2024 Convertible Notes, which corresponds to a conversion price of approximately $26.78 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $19.72 on May 2, 2017, the date the 2024 Convertible Notes offering was priced. As of May 2, 2017, the fair value of the 2024 Convertible Notes was $136.7 million. Our 2024 Convertible Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the 2024 Convertible Notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair value of our 2024 Convertible Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2024 Convertible Notes, face value of $201.3 million, was $179.8 million at September 30, 2021.

Foreign Currency Exchange

Most of our transactions are conducted in the U.S. dollar. We do have certain agreements with vendors located outside the United States, which have transactions conducted primarily in British Pounds and Euros. As of September 30, 2021, we had $2.5 million in liabilities denominated in British Pounds. A hypothetical 10% change in foreign exchange rates would result in a $0.2 million change in the value of our liabilities. No other payables to vendors were denominated in currencies other than in U.S. dollars. As of September 30, 2021, we had $2.6 million of cash denominated in British Pounds. A hypothetical 10% change in foreign exchange rates would result in a $0.3 million change in the amount of cash denominated in British Pounds.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2021, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Between October 22, 2021, and November 10, 2021, eleven Complaints were filed in federal court by purported stockholders of the Company regarding the Merger. The Complaints name the Flexion Defendants (defined above as the Company and each member of our board of directors) as defendants. The Waterman complaint additionally names as defendants the Pacira Defendants. The plaintiffs generally contend that the Solicitation/Recommendation Statement on Schedule 14D-9 that we filed on October 22, 2021, omitted or misrepresented material information regarding the Merger. The Hart complaint additionally alleges that we engaged in an insufficient sales process and that members of our board of directors and our management had conflicts of interest with stockholders of the Company. The Complaints allege violations of Section 14(d) and/or Section 14(e) of the Exchange Act against all Flexion Defendants, and assert violations of Section 20(a) of the Exchange Act against the members of our board of directors. The Waterman complaint additionally alleges violations of Section 14(d), Section 14(e), and Section 20(a) of the Exchange Act against the Pacira Defendants. The Complaints collectively seek, among other relief, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement; (ii) rescission and/or rescissory damages in the event the transactions contemplated by the Merger Agreement are consummated; (iii) other damages purportedly incurred on account of defendants’ alleged misstatements or omissions; (iv) disclosure of certain information requested by the plaintiffs; (v) declaratory relief stating defendants violated the Exchange Act; and (vi) an award of plaintiffs’ expenses and attorneys’ fees. The Flexion Defendants have been served with the Wang complaint and the Hart complaint but have not been served with any of the other Complaints. On November 12, 2021, we filed a Schedule 14D-9/A containing certain supplemental disclosures in order to moot the claims alleged in the Complaints. The Flexion Defendants’ deadline to respond to the Wang complaint is December 27, 2021, and the Flexion Defendants’ deadline to respond to the Hart complaint is January 3, 2022. Each of the Flexion Defendants and the Pacira Defendants intend to vigorously defend these actions.

ITEM 1A. RISK FACTORS

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2020, which was filed on March 10, 2021, there are a number of risks and uncertainties that may have a material effect on our business, financial condition, results of operations, and future growth prospects. There are also additional risks and uncertainties that we are unaware of that may become important factors that affect us, including as a result of the potential acquisition by Pacira. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10‑K for the year ended December 31, 2020. You should carefully review the risks described below and in our Annual Report on Form 10‑K and in other reports we file with the Securities and Exchange Commission in evaluating our business.

Risks Related to Our Pending Acquisition by Pacira BioSciences, Inc.

The announcement and pendency of our agreement to be acquired by Pacira may have an adverse effect on our business, operating results, and our stock price and may result in the loss of employees, customers, suppliers, and other business partners.

On October 11, 2021, we entered into the Merger Agreement with Pacira and Purchaser, providing for the merger of Purchaser with and into Flexion, with Flexion surviving the Merger as a wholly owned subsidiary of Pacira. We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:

•
market reaction to the announcement of the Merger;
•
changes in our business, operations, financial position, and prospects;
•
market assessments of the likelihood that the Merger will be consummated;
•
the amount of consideration offered per Share will not be increased to account for positive changes in our business, assets, liabilities, prospects, outlook, financial condition, or results of operations during the pendency of the Merger, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•
potential adverse effects on our relationships with our existing and prospective customers, suppliers, and other business partners due to uncertainties about the Merger, including such customers, suppliers, and other business partners choosing to (i) delay, defer, or cease purchasing products or services from, or providing products or services to, us or the combined company; (ii) delay or defer other decisions concerning us or the combined company; or (iii) otherwise seek to change the terms on which they do business with us or the combined company;
•
we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether the Merger is consummated;

•
potential adverse effects on our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;
•
the pendency and outcome of legal proceedings that have been and may be instituted against us or our board of directors, executive officers, and others relating to the transactions contemplated by the Merger Agreement, which could be time-consuming and expensive and delay or prevent the consummation of the Merger; and
•
the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results, and our stock price.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and restricting us from taking certain specified actions absent Pacira’s prior written consent, including, without limitation, restrictions on our ability to enter into contracts, acquire or dispose of assets, raise equity capital, incur indebtedness, or incur certain capital expenditures. We may find that these and other obligations in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments, and future business opportunities that may arise, even if our management and board of directors think they may be advisable. These restrictions could adversely impact our business, operating results, and our stock price and our perceived acquisition value, regardless of whether the Merger is completed.

The failure to complete the Merger may adversely affect our business and our stock price.

Consummation of the Merger is subject to certain closing conditions, and a number of the conditions are not within our control and may prevent, delay, or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all. Such conditions include, among other things, (i) valid tender (without withdrawal) of Shares that represent at least one Share more than 50% of the then issued and outstanding Shares; (ii) subject to certain materiality qualifications, the continued accuracy of our representations and warranties, and our continued compliance with covenants and obligations (to be performed at or prior to the closing of the Merger); (iii) the absence of any continuing Material Adverse Effect (as defined in the Merger Agreement) on our business, assets, financial condition, or results of operations occurring after the date of the Merger Agreement; (iv) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (v) the absence of any legal restraints prohibiting the Merger and of certain legal proceedings brought by a governmental entity relating to the Merger.  There can be no assurance that these conditions to the consummation of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all.  If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations, including, but not limited to, the filing of associated litigation, difficulties in raising additional capital or obtaining other financing, damage to relationships with vendors or customers, and loss of key personnel.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to (i) directly or indirectly, solicit, initiate, or knowingly facilitate or encourage (including by way of furnishing non-public information) any inquiry regarding, or the making of any proposal or offer that could reasonably be expected to lead to, an acquisition proposal; (ii) engage in, continue, or otherwise participate in any discussions or negotiations regarding, or furnish to any other person any information in connection with or for the purpose of knowingly encouraging or facilitating, an acquisition proposal; (iii) adopt, approve, or enter into any letter of intent, acquisition agreement, agreement in principle, or similar agreement with respect to an acquisition proposal or any proposal or offer that could reasonably be expected to lead to an acquisition proposal; or (iv) waive or release any person from, or fail to use reasonable best efforts to enforce, any standstill obligations relating to an acquisition proposal or any proposal or offer that could reasonably be expected to lead to an acquisition proposal. It is possible that these or other provisions in the Merger Agreement, including a termination fee of $18.0 million payable to Pacira under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing an overall lower per-share consideration amount than it might otherwise have proposed to offer.

If the Merger occurs, our stockholders will not be able to participate in any financial upside to our business after the Merger other than through the CVRs; if the required milestones under the CVRs are not achieved, stockholders will not realize any value from the CVRs.

Upon consummation of the Merger, each issued and outstanding share will be converted into the right to receive (i) $8.50 per Share in cash, net of applicable withholding taxes and without interest, plus (ii) one non-transferable contractual contingent value right (“CVR”) per Share, which will represent the right to receive one or more contingent payments up to $8.00 in the aggregate, in cash, net of applicable withholding taxes and without interest, upon the achievement of specified milestones pursuant to the terms of the Contingent Value Right Agreement in the form attached as Exhibit C to the Merger Agreement (the “CVR Agreement”). Following the consummation of the Merger, whether any of the milestones are achieved will be subject to Pacira’s commercially reasonable efforts and activities, over which our stockholders will have no control, and there is no guarantee that any of the milestones will be achieved. If none of the milestones specified in the CVR Agreement are achieved on or before December 31, 2030, no payment will be made under the CVRs, and the CVRs will expire valueless.

The tax treatment of the CVRs is unclear.

The U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments (if any) under, the CVRs, and there can be no assurance that the Internal Revenue Service would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

Additional lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.

Additional putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Pacira, Pacira’s board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Pacira, or Pacira’s board of directors could delay or prevent the consummation of the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect us financially.

We will incur substantial transaction fees and costs in connection with the Merger.

As of September 30, 2021, we have incurred $0.7 million of expenses and fees for professional services and other transaction costs in connection with the Merger and expect to continue to incur additional significant costs. A material portion of these expenses are payable by us whether or not the Merger is completed. While we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results, and cash flows.

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

In April 2017, we also issued $201.3 million principal amount of our 3.375% Convertible Senior Notes due 2024, or the 2024 Convertible Notes. The 2024 Convertible Notes will mature on May 1, 2024, unless earlier redeemed, repurchased, or converted in accordance with the terms of the indenture governing the notes. If the 2024 Convertible Notes are not redeemed or repurchased on or before their maturity date of May 1, 2024, we will be required to convert all or a portion of the amounts due under the 2024 Convertible Notes into common stock, which would cause our stockholders to experience additional dilution and could cause our stock price to fall. If specified bankruptcy, insolvency, or reorganization-related events of default occur, or if certain other events of default occur, including a default under the 2021 Amended Credit Agreement resulting in an obligation to repay the indebtedness, and the trustee or certain holders of the 2024 Convertible Notes elect, the principal of, and accrued and unpaid interest on, all of the then-outstanding 2024 Convertible Notes will automatically become due and payable. In addition, if we undergo certain fundamental change transactions specified in the indenture governing the 2024 Convertible Notes, including, but not limited to the consummation of the Merger, the holders of the notes may require us to repurchase their notes at a price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest.

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

General Business Risks

COVID-19 will likely continue to have an adverse impact on our clinical trials and further development of our pipeline.

COVID-19’s impact on the healthcare industry is significant and has impacted our on-going clinical trials and may disrupt further development of our pipeline. For example, in April 2020, we temporarily suspended the active Phase 1 clinical trial evaluating the safety and tolerability of FX201. The decision was made in consideration of guidance from the FDA to ensure the safety of trial participants and minimize risk to trial integrity from disruptions caused by COVID-19. In addition, we decided to terminate the Phase 2 trial evaluating the efficacy of ZILRETTA in patients with shoulder OA and adhesive capsulitis, given the small number of patients enrolled in the trial, the uncertainty as to when we would be able to restart the study, and the costs required to maintain it in an inactive status. While we subsequently restarted our Phase 1 clinical trial of FX201 in late May 2020, intend to initiate a trial investigating ZILRETTA in patients with shoulder OA following our reassessment of the proposed study design, and have started clinical development of FX301, we cannot guarantee that COVID-19’s impact or restrictions implemented by government agencies or healthcare facilities in response to COVID-19 will not force us to delay, suspend, or terminate these trials, and we cannot predict how access to, utilization of, and efficacy of COVID-19 vaccines may influence such impacts and restrictions. These impacts of COVID-19 will increase the costs of completing clinical development and delay our ability to obtain marketing approval for our pipeline product candidates and ZILRETTA for additional indications.

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
2.1*

Agreement and Plan of Merger, dated as of October 11, 2021, by and among Flexion Therapeutics, Inc., Pacira BioSciences, Inc., and Oyster Acquisition Company Inc. (Exhibit 2.1, Current Report on Form 8-K, filed with the SEC on October 12, 2021).

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

10.1	Form of Tender and Support Agreement, dated as of October 11, 2021 (Exhibit 10.1, Current Report on Form 8-K, filed with the SEC on October 12, 2021).
10.2**	Manufacturing and Supply Agreement, dated July 31, 2015, by and between Flexion and Patheon UK Limited.
10.3**	Technical Transfer and Service Agreement, dated July 31, 2015, by and between Flexion and Patheon UK Limited.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
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

* Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Flexion agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request; provided that Flexion may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

** Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because Flexion has determined that the information is not material and would likely cause competitive harm to Flexion if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flexion Therapeutics, Inc.

Date: November 12, 2021	By:	/s/ Michael D. Clayman
Michael D. Clayman
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Chief Financial Officer
(Principal Accounting and Financial Officer)